Form 10-Q
period 2010-06-30
SP Bancorp, Inc.
filed 2010-09-27
CIK 1493182

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 333-167967

SP Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	27-3347359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5224 W. Plano Parkway, Plano, Texas	75093
(Address of Principal Executive Offices)	Zip Code

(972) 931-5311

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 23, 2010.

SP Bancorp, Inc.

FORM 10-Q

EXPLANATORY NOTE

SP Bancorp, Inc., a Maryland corporation (the “Registrant” or “Company”), was formed on June 15, 2010 to serve as the stock holding company for SharePlus Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of June 30, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

SharePlus Federal Bank

Part I. Financial Information

Item 1. Financial Statements

Balance Sheets (Unaudited)

(In thousands)

	June 30, 2010	December 31, 2009
ASSETS

Cash and due from banks	$6,248	$7,902
Federal funds sold	22,920	3,815

Total cash and cash equivalents	29,168	11,717

Securities available for sale (amortized cost of $15,047 at June 30, 2010 and $13,356 at December 31, 2009)	15,247	13,492
Fixed annuity investment	1,109	1,088
Loans held for sale	1,207	932
Loans, net of allowance for losses of $1,963 at June 30, 2010 and $940 at December 31, 2009	164,556	170,535
Accrued interest receivable	744	764
Premises and equipment, net	4,824	4,905
Federal Home Loan Bank stock and other restricted stock, at cost	1,001	1,655
Deferred tax assets	707	679
Other assets	3,049	2,365

Total assets	$221,612	$208,132

LIABILITIES AND EQUITY CAPITAL

Deposits:
Noninterest-bearing	$5,115	$4,932
Interest-bearing	181,374	167,659

Total deposits	186,489	172,591
Borrowings	15,991	15,995
Accrued interest payable	45	45
Other liabilities	1,828	2,239

Total liabilities	204,353	190,870

Commitments and contingencies

Equity capital:
Retained earnings - substantially restricted	17,135	17,177
Accumulated other comprehensive income	124	85

Total equity capital	17,259	17,262

Total liabilities and equity capital	$221,612	$208,132

See Notes to Financial Statements.

SharePlus Federal Bank

Statements of Operations (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$2,343	$2,458	$4,763	$4,953
Securities - taxable	88	106	190	199
Securities - nontaxable	16	8	29	13
Other interest - earning assets	46	35	93	61

Total interest income	2,493	2,607	5,075	5,226

Interest expense:
Deposit accounts	432	569	881	1,145
Borrowings	113	140	231	332

Total interest expense	545	709	1,112	1,477

Net interest income	1,948	1,898	3,963	3,749

Provision for loan losses	91	62	1,171	198

Net interest income after provision for loan losses	1,857	1,836	2,792	3,551

Noninterest income:
Service charges	312	322	608	642
Gain on sale of securities available for sale	128	—	128	3
Gain on sale of mortgage loans	81	228	178	330
Other	135	131	267	247

Total noninterest income	656	681	1,181	1,222

Noninterest expense:
Compensation and benefits	1,151	1,231	2,138	2,402
Occupancy costs	288	300	561	596
Data processing expense	135	152	288	293
ATM expense	95	101	186	192
Professional and outside services	138	145	314	240
Stationery and supplies	33	20	59	43
Publicity and promotion	26	57	64	95
FDIC insurance assessments	67	124	134	160
Other	126	191	310	340

Total noninterest expense	2,059	2,321	4,054	4,361

Income (loss) before taxes	454	196	(81)	412

Income tax expense (benefit)	173	80	(39)	162

Net income (loss)	$281	$116	$(42)	$250

See Notes to Financial Statements.

SharePlus Federal Bank

Statements of Changes in Equity Capital (Unaudited)

(In thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2008	$16,684	$90	$16,774

Net income	250	—	250
Unrealized loss on securities available for sale, net of tax of $(37)	—	(61)	(61)

Total comprehensive income			189

Balance, June 30, 2009	$16,934	$29	$16,963

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2009	$17,177	$85	$17,262

Net loss	(42)	—	(42)
Unrealized gain on securities available for sale, net of tax of $25	—	39	39

Total comprehensive loss			(3)

Balance, June 30, 2010	$17,135	$124	$17,259

See Notes to Financial Statements.

SharePlus Federal Bank

Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(42)	$250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	199	203
Amortization of premiums on investments	76	22
Provision for loan losses	1,171	198
Loss on sale of repossessed assets	—	2
(Gain) loss on sale of other real estate owned	(10)	10
Gain on sale of securities available for sale	(128)	(3)
Gains on sales of mortgage loans	(178)	(330)
Proceeds from sale of mortgage loans	10,073	18,723
Loans originated for sale	(10,170)	(21,603)
Decrease (increase) in accrued interest receivable	20	(78)
(Increase) decrease in other assets	(707)	878
Increase in fixed annuity investment	(21)	(27)
Decrease in accrued interest payable and other liabilities	(411)	(276)

Net cash used in operating activities	(128)	(2,031)

Cash flows from investing activities:
Purchase of securities available for sale	(8,196)	(9,013)
Maturities of securities available for sale	3,774	1,503
Proceeds from sale of securities available for sale	2,783	3
Purchases (redemptions) of Federal Home Loan Bank stock	654	450
Loan repayments (originations), net	4,778	3,500
Proceeds from sale of repossessed assets	—	6
Proceeds from sale of other real estate owned	10	129
Purchases of premises and equipment	(118)	—

Net cash provided by (used in) investing activities	3,685	(3,422)

Cash flows from financing activities:
Net increase in deposit accounts	13,898	29,073
Repayment of Federal Home Loan Bank advances, net	(4)	(13,782)

Net cash provided by financing activities	13,894	15,291

Net increase in cash and cash equivalents	17,451	9,838
Cash and cash equivalents at beginning of period	11,717	5,731

Cash and cash equivalents at end of period	$29,168	$15,569

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$129	$77

Interest expense paid	$1,112	$1,477

Noncash transactions:
Transfers of loans to other real estate owned and repossessed assets	$30	$147

See Notes to Financial Statements.

Note 1. Summary of Significant Accounting Policies

General

SharePlus Federal Bank (the Bank), formerly SharePlus Federal Credit Union, is a federal mutual savings bank located in Plano, Texas. On October 1, 2004, the Bank converted from a non-taxable federally chartered credit union regulated by the National Credit Union Association (NCUA) to a taxable federally chartered mutual savings bank. The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank operates as a full-service bank, including the acceptance of checking and savings deposits, and the origination of primarily first mortgage, home equity, automobile, and personal loans. The Bank has eight branches, of which five are located near the Bank’s headquarters in Plano, Texas; two branches are located in Louisville, Kentucky; and the other branch is located in Irvine, California. These branches were located primarily in the headquarters of the former credit union’s sponsor organizations.

Accounting Standards Codification

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Interim Financial Statements

The financial statements of the Bank at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited. However, in management’s opinion, the interim data at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Subsequent Events

Events occurring subsequent to June 30, 2010 have been evaluated as to their potential impact through September 27, 2010.

Recent Authoritative Accounting Guidance

In January 2010, new authoritative guidance under ASC Topic 820, requires entities to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements. The updated guidance also clarifies disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (disclose for fair value measurements that fall in either level 2 or level 3). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements. Those disclosures are effective for periods after December 15, 2010. Adoption of the new effective guidance did not significantly impact the Bank’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Bank’s financial statements.

FASB ASC Topic 310, “Receivables.” Recent accounting guidance under ASC Topic 310, “Receivables,” provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide more information about the credit quality indicators, past due information and modifications. Disclosures must be disaggregated by portfolio segment (level at which an entity develops a methodology to determine its allowance for credit losses) and class of financing receivable based upon initial measurement attribute, risk characteristics and assessment of credit risk. The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.

Note 2. Securities

Securities have been classified in the balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale

June 30, 2010:
Agency securities	$1,999	$9	$—	$2,008
Municipal securities	2,090	43	(21)	2,112
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	4,768	59	—	4,827
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	6,190	110	—	6,300

	$15,047	$221	$(21)	$15,247

December 31, 2009:
Agency securities	$2,499	$2	$(44)	$2,457
Municipal securities	1,370	28	(36)	1,362
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	1,820	31	—	1,851
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	7,667	162	(7)	7,822

	$13,356	$223	$(87)	$13,492

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Bank does not hold any securities backed by commercial real estate loans.

For the six months ended June 30, 2010 and 2009 proceeds from sales of securities available for sale were $2,783 and $3, respectively. Gross gains of $128 and $3 were realized on sales of securities in the six months ended June 30, 2010 and 2009, respectively.

Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 are as follows:

	Number of Security	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
	Positions with Unrealized losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

Securities Available for Sale

June 30, 2010:

Municipal securities	3	$1,147	$(21)	$—	$—	$1,147	$(21)

December 31, 2009:

Agency securities	3	$1,955	$(44)	$—	$—	$1,955	$(44)
Municipal securities	2	857	(36)	—	—	857	(36)
Mortgage-backed securities	1	2,576	(7)	—	—	2,576	(7)

	6	$5,388	$(87)	$—	$—	$5,388	$(87)

For all of the above securities available for sale, the unrealized losses are generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on June 30, 2010 and December 31, 2009 are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell prior to recovery. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The scheduled maturities of securities at June 30, 2010 and December 31, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	149	161	—	—
After 5 years through 10 years	1,771	1,807	1,924	1,939
Due after 10 years	2,169	2,152	1,945	1,880

	4,089	4,120	3,869	3,819

Mortgage-backed securities and collateralized mortgage obligations	10,958	11,127	9,487	9,673

	$15,047	$15,247	$13,356	$13,492

Note 3. Loans and Allowance for Loan Losses

Loans at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Commercial	$638	$1,369
Commercial real estate	24,090	22,615
One-to-four family	121,027	124,486
Home equity	8,903	8,996
Automobile and other vehicles	8,019	9,892
Signature loans	1,796	2,072
Other	1,530	1,536

	166,003	170,966
Premiums/discounts, net	31	51
Deferred loan costs, net	485	458
Less allowance for loan losses	(1,963)	(940)

	$164,556	$170,535

On occasion, the Bank originates loans secured by single-family and home equity loans with high loan-to-value ratios exceeding 90 percent. These loans totaled $4,928 and $5,295 at June 30, 2010 and December 31, 2009, respectively.

Construction loans at June 30, 2010 and December 31, 2009 amounted to $4,604 and $4,788, respectively.

An analysis of the allowance for loan losses is as follows:

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)

Balance, beginning of period	$940	$480
Provision for loan losses	1,171	198
Loans charged to the allowance	(161)	(144)
Recoveries of loans previously charged off	13	7

Balance, end of period	$1,963	$541

Impaired loans and nonperforming loans were summarized as follows:

	June 30, 2010	December 31, 2009

Impaired loans:
Impaired loans with an allowance for loan losses	$3,158	$543
Impaired loans with no allowance for loan losses	4,441	1,874

Total impaired loans	$7,599	$2,417

Allowance for loan losses on impaired loans	$847	$168

Average recorded investment in impaired loans	$5,008	$1,559

Nonperforming loans:
Loans past due 90 days or more still accruing	$—	$—
Nonaccrual loans	5,026	1,711
Troubled debt restructurings (not included in nonaccrual loans)	1,307	1,717

Total nonperforming loans	$6,333	$3,428

Management evaluates impaired loans for probable credit losses and has determined that no specific allowance for loan losses is necessary for impaired loans of $4,441 and $1,874 at June 30, 2010 and December 31, 2009, respectively. For these loans, either the present value of expected future cash flows or fair value of the collateral exceeded the carrying value of the loan.

For the six months ended June 30, 2010, interest income that would have been recorded had nonaccrual loans, included in impaired loans, been current in accordance with their original terms was $163. Interest income recognized on such loans on the cash basis during the six months ended June 30, 2010 was $6.

Troubled debt restructurings are loans for which a portion of the interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.

The Bank originated $10,170 and $21,603 in loans during the six months ended June 30, 2010 and 2009, respectively, which were placed with various correspondent lending institutions.

Proceeds on sales of these loans were $10,073 and $18,723 during the six months ended June 30, 2010 and 2009, respectively. Gains on sales of these loans were $178 and $330 during the six months ended June 30, 2010 and 2009, respectively. These loans were sold with servicing rights released.

Loans serviced for the benefit of others amounted to $2,657, $2,554 and $2,554 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.

Note 4. Borrowings

The Bank periodically borrows from the FHLB. At June 30, 2010, the Bank had a total of fourteen such advances which totaled $15,991. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.58% to 3.09%.

At December 31, 2009, the Bank had a total of fourteen such advances which totaled $15,995. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.47% to 3.09%.

These advances are secured by FHLB stock, real estate loans and securities of $99,340 and $52,273, at June 30, 2010 and December 31, 2009, respectively. The Bank had remaining credit available under the FHLB advance program of $83,096 and $35,986 at June 30, 2010 and December 31, 2009, respectively.

The Bank had floating-rate advances from the FHLB of $2,000 and $2,000 at June 30, 2010 and December 31, 2009, respectively.

Note 5. Financial Instruments With Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At June 30, 2010 and December 31, 2009, the approximate amounts of these financial instruments were as follows:

	June 30, 2010	December 31, 2009

Commitments to extend credit	$11,256	$9,758

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At June 30, 2010 and December 31, 2009, commitments to fund fixed rate loans of $2,759 and $5,958, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans ranged from 4.00% to 17.00% at June 30, 2010 and December 31, 2009.

The Bank has not incurred any significant losses on its commitments in the six months ended June 30, 2010 or 2009. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

Note 6. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of June 30, 2010 and December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

At June 30, 2010 and December 31, 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table sets forth the Bank’s capital ratios as of June 30, 2010 and December 31, 2009:

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010:
Tangible capital to tangible assets	$17,033	7.69%	3,321	1.50%	N/A	N/A
Total capital to risk weighted assets	18,049	13.57%	10,638	8.00%	$13,298	10.00%
Tier 1 capital to risk weighted assets	17,033	12.81%	5,319	4.00%	7,979	6.00%
Tier 1 capital to average assets	17,033	7.69%	8,855	4.00%	11,069	5.00%

As of December 31, 2009:
Tangible capital to tangible assets	$17,075	8.21%	$3,119	1.50%	N/A	N/A
Total capital to risk weighted assets	17,735	12.45%	11,392	8.00%	$14,240	10.00%
Tier 1 capital to risk weighted assets	17,075	11.99%	5,696	4.00%	8,544	6.00%
Tier 1 capital to average assets	17,075	8.21%	8,317	4.00%	10,396	5.00%

The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OTS) at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Equity capital	$17,259	$17,262
Disallowed deferred tax asset	(102)	(102)
Unrealized gains on securities, net	(124)	(85)

Tangible and Tier 1 capital	17,033	17,075
General allowance for loan losses	1,016	660

Total capital	$18,049	$17,735

Note 7. Fair Value Measurement

FASB guidance on fair value measurements for financial assets and financial liabilities defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and includes disclosures about fair value measurements. Additional FASB guidance helps determine the fair value of a financial asset when the market for that asset is not active clarifies the application of the fair value measurements for financial assets and financial liabilities in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (1) independent, (2) knowledgeable, (3) able to transact and (4) willing to transact.

The guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table represents assets and liabilities reported on the balance sheet at their fair value as of June 30, 2010 and December 31, 2009 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured At Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2010:
Measured on a recurring basis:
Assets:
Securities available for sale	$15,247	$—	$15,247	$—

Measured on a nonrecurring basis:
Assets:
Impaired loans	2,311	—	$2,311	—

December 31, 2009:
Measured on a recurring basis:
Assets:
Securities available for sale	$13,492	$—	$13,492	$—

Measured on a nonrecurring basis:
Assets:
Impaired loans	375	—	375	—

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Securities available for sale are classified within Level 2 of the valuation hierarchy. The Bank obtains fair value measurements for securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S Treasury yield curve, live trading levels, trade execution data, market consensus prepayment spreads, credit information and the bond’s terms and conditions, among other things.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or level 3 inputs based on customized discounting.

At June 30, 2010 and December 31, 2009, impaired loans (with allocated allowance for losses) had principal balances of $3,158 and $543, respectively, and allocated allowance for losses of $847 and $168, respectively.

Note 8. Disclosure About the Fair Value of Financial Instruments

The estimated fair values of the Bank’s financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30,		December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$29,168	$29,168	$11,717	$11,717
Securities available for sale	15,247	15,247	13,492	13,492
Fixed annuity investment	1,109	1,109	1,088	1,088
Restricted stock	1,001	1,001	1,655	1,655
Loans and loans held for sale	165,763	167,511	171,467	172,330
Accrued interest receivable	744	744	764	764

Financial liabilities:
Deposit accounts	186,489	184,905	172,591	173,364
Accrued interest payable	45	45	45	45
FHLB advances	15,991	16,267	15,995	16,230

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—

Fair Values of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

Cash and short-term instruments

The carrying amounts of cash and short-term instruments approximate their fair value.

Securities

See Note 7 to Financial Statements for methods and assumptions used to estimate fair values for securities. The carrying value of Federal Home Loan Bank stock and other restricted equities approximate fair value based on the redemption provisions of the Federal Home Loan Bank.

Fixed annuity investment

The carrying amount approximates fair value.

Loans and loans held for sale

For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on commitments on hand from investors or prevailing market rates.

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and variable-rate certificates of deposit (CD’s) approximate their fair values at the reporting date. Fair values for fixed-rate CD’s are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from Federal Home Loan Bank

The fair value of advances from the Federal Home Loan Bank maturing within 90 days approximates carrying value. Fair value of other advances is based on the discounted value of contractual cash flows based on the Bank’s current incremental borrowing rate for similar borrowing arrangements.

Accrued interest

The carrying amounts of accrued interest approximate their fair values.

Off-balance sheet instruments

Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair value.

Note 9. Plan of Conversion

On April 1, 2010, the Bank’s Board of Directors adopted a Plan of Conversion to convert from a federal mutual savings bank to a capital stock savings bank (the “Conversion”). SP Bancorp, Inc. (the “Company”), a new Maryland-chartered corporation, has been formed to serve as the holding company for the Bank upon completion of the Conversion. The Conversion is subject to approval of the depositors of the Bank and of the Office of Thrift Supervision (“OTS”) and includes the filing of a registration statement with the U.S. Securities and Exchange Commission by the Company. If such approvals are obtained, the Bank will become the wholly owned subsidiary of the Company and the Company will issue and sell shares of its capital stock to eligible depositors of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through June 30, 2010, the Bank had incurred approximately $231 deferred conversion costs.

In accordance with OTS regulations, at the time of the Conversion, the Bank will substantially restrict retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

At June 30, 2010, we had total assets of $221.6 million, compared to total assets of $208.1 million at December 31, 2009. The increase was primarily the result of an increase in cash and cash equivalents and securities available for sale, partially offset by a decrease in loans. During the six months ended June 30, 2010, we had a net loss of $42,000, compared to net income of $250,000 for the six months ended June 30, 2009. Lower income in 2010 resulted from a substantially higher provision for loan losses, partially offset by higher net interest income and lower noninterest expense.

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we incur on our deposits and, to a lesser extent, our borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, commissions, gains or losses on sales of securities and loans and other income. Our noninterest expense consists primarily of compensation and benefits, occupancy costs, data processing, ATM expense, professional and outside services, FDIC insurance assessments, publicity and promotion and income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions (such as changes in energy prices which have an impact on our Texas market area), as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Economy. Like the national economy, the Texas economy has been in a recession, but the Texas economy has been more stable than the nation as a whole. The state’s seasonally adjusted unemployment rate rose from 4.8% in June 2008 to 8.2% in June 2010, while the corresponding U.S. rate increased from 5.6% to 9.5% during the same period. The Dallas-Fort Worth Metroplex unemployment rate rose from 5.1% in June 2008 to 8.5% in June 2010.

Critical Accounting Policies. There are no material changes to the critical accounting policies disclosed in SP Bancorp, Inc.’s Prospectus dated August 12, 2010, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 26, 2010.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets increased $13.5 million, or 6.5%, to $221.6 million at June 30, 2010 from $208.1 million at December 31, 2009. The increase was primarily the result of an increase in total cash and cash equivalents and investment securities available for sale, partially offset by a decrease in net loans, including loans held for sale.

Total cash and cash equivalents increased $17.5 million, or 149.6%, to $29.2 million at June 30, 2010 from $11.7 million at December 31, 2009. The increase in total cash and cash equivalents reflected normal cash and liquidity management, as well as seasonal deposit inflows from existing customers.

Securities classified as available for sale increased $1.7 million, or 12.6%, to $15.2 million at June 30, 2010 from $13.5 million at December 31, 2009, as management deployed funds from increased deposits to purchase these securities. At June 30, 2010, securities classified as available for sale consisted of mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal obligations and agency securities.

Net loans, including loans held for sale, decreased $5.7 million, or 3.3%, to $165.8 million at June 30, 2010 from $171.5 million at December 31, 2009, as our one- to four-family residential mortgage loans decreased $3.2 million to $122.2 million at June 30, 2010 from $125.4 million at December 31, 2009, primarily due to repayments, refinances and sales. Additionally, consumer loans decreased $2.2 million to $11.3 million at June 30, 2010 from $13.5 million at December 31, 2009 and commercial loans decreased $731,000 to $638,000 at June 30, 2010 from $1.4 million at December 31, 2009. These decreases were offset in part by commercial real estate loans, which increased $1.5 million, or 6.6%, to $24.1 million at June 30, 2010 from $22.6 million at December 31, 2009.

Deposits increased $13.9 million, or 8.1%, to $186.5 million at June 30, 2010 from $172.6 million at December 31, 2009. The increase resulted from seasonal deposit inflows from existing customers.

Federal Home Loan Bank advances remained unchanged at $16.0 million at June 30, 2010. We have used a portion of such advances to “match fund” certain fixed-rate residential and commercial real estate loans in order to reduce our interest rate risk.

Total equity remained unchanged at $17.3 million at June 30, 2010 and at December 31, 2009. For the six months ended June 30, 2010, we incurred a net loss of $(42,000), offset in part by a slight increase in accumulated other comprehensive income of $39,000 to $124,000 at June 30, 2010 from December 31, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. We recorded net income of $281,000 for the quarter ended June 30, 2010 compared to net income of $116,000 for the quarter ended June 30, 2009. The increase in net income reflected a slight increase of $50,000 in net interest income for the 2010 period compared to the 2009 period and a decrease of $262,000 in noninterest expense for the 2010 period, offset in part by a $29,000 increase in the provision for loan losses and a $25,000 decrease in noninterest income.

Interest Income. Interest income decreased $114,000, or 4.4%, to $2.5 million for the quarter ended June 30, 2010 from $2.6 million for the quarter ended June 30, 2009, as the increase in the average balance of interest-earning assets was more than offset by a decrease in the average yield on such assets. The average balance of total interest-earning assets increased $15.1 million, or 7.5%, to $215.3 million for the quarter ended June 30, 2010 from

$200.2 million for the quarter ended June 30, 2009. The biggest component increases were in total other interest-earning assets, comprised primarily of cash and cash equivalents, which increased $10.7 million, or 48.0%, to $33.0 million for the 2010 period from $22.3 million for the 2009 period, and in taxable investment securities, which increased $2.4 million, or 23.3%, to $12.7 million for the quarter ended June 30, 2010 from $10.3 million for the year earlier quarter. The impact of the increase in total interest-earning assets was partially offset by a 58 basis point decrease in the average yield on interest-earning assets to 4.63% for the 2010 period from 5.21% for the 2009 period, including a 135 basis point decrease on taxable investment securities to 2.78% for the quarter ended June 30, 2010 from 4.13% for the quarter ended June 30, 2009. The decrease in our average yield on interest-earning assets was due primarily to the general decline in short-term market interest rates, an increase in low-yielding cash and cash equivalents and an increase in nonaccrual loans.

Interest income on loans decreased $115,000, or 4.7%, to $2.3 million for the quarter ended June 30, 2010 from $2.5 million for the quarter ended June 30, 2009, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans. The average balance of net loans increased $1.2 million, or 0.7%, to $166.8 million for the quarter ended June 30, 2010 from $165.6 million for the quarter ended June 30, 2009. However, the average yield on our loan portfolio decreased 32 basis points to 5.62% for the quarter ended June 30, 2010 from 5.94% for the quarter ended June 30, 2009, reflecting the lower market interest rate environment and an increase in nonaccrual loans.

Interest income on investment securities, other interest-earning assets and FHLB of Dallas stock remained relatively unchanged. The average balance of our taxable and nontaxable investment securities increased $3.2 million, or 28.8%, to $14.3 million for the quarter ended June 30, 2010 from $11.1 million for the quarter ended June 30, 2009, as management deployed funds from increased deposits to purchase these securities. The average yield on our securities portfolio (excluding nontaxable investment securities) decreased by 135 basis points, to 2.78% for the quarter ended June 30, 2010 from 4.13% for the quarter ended June 30, 2009 as a result of lower market rates. Additionally, interest income on total other interest-earning assets increased $11,000, or 32.4%, to $45,000 for the quarter ended June 30, 2010 from $34,000 for the quarter ended June 30, 2009 as the average balance of these assets increased $10.7 million, or 48.0%, to $33.0 million for the 2010 period from $22.3 million for the 2009 period.

Interest Expense. Interest expense decreased $164,000, or 23.1%, to $545,000 for the quarter ended June 30, 2010 from $709,000 for the quarter ended June 30, 2009, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The decrease resulted primarily from a decrease in interest expense on deposits of $137,000 and a decrease in interest expense on Federal Home Loan Bank advances of $27,000. The average rate we paid on deposits decreased 42 basis points to 0.93% for the quarter ended June 30, 2010 from 1.35% for the quarter ended June 30, 2009, as we were able to reprice our deposits downward in the declining market interest rate environment. The average balance of interest-bearing deposits increased $16.7 million, or 9.9%, to $185.5 million for the quarter ended June 30, 2010 from $168.8 million for the quarter ended June 30, 2009. The increase in the average balance of our deposits resulted from increases in the average balance of our certificates of deposit, as well as in our core deposits, consisting of demand deposit accounts, money market accounts and savings accounts, reflecting our successful marketing efforts and increased core deposit balances from commercial loan customers.

The average balance of our money market accounts increased by $8.9 million, or 32.0%, to $36.7 million for the quarter ended June 30, 2010 from $27.8 million for the quarter ended June 30, 2009 due to our marketing efforts as well as seasonal deposit inflows. However, the interest expense on our money market accounts declined slightly from $78,000 to $76,000, due to the decrease of 29 basis points in the cost of these deposits to 0.83% for the June 2010 quarter from 1.12% for the June 2009 quarter, reflecting lower market interest rates. Interest expense on our certificates of deposit decreased significantly by $131,000, or 30.5%, to $299,000 for the quarter ended June 30, 2010 from $430,000 for the year-earlier period as a result of a 93 basis point decrease in the average rate paid on these deposits to 2.01% for the 2010 period from 2.94% for the 2009 period.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $27,000, or 19.3%, to $113,000 for the quarter ended June 30, 2010 from $140,000 for the quarter ended June 30, 2009, reflecting the lower market interest rate environment.

Net Interest Income. Net interest income increased by $50,000, or 2.6%, to $1.9 million for the quarter ended June 30, 2010 from $1.9 million for the quarter ended June 30, 2009, as our net interest-earning assets increased to $13.8 million from $13.1 million. Partially offsetting the increase in net interest-earning assets was a 14 basis point decrease in our net interest rate spread to 3.55% from 3.69%, and a 17 basis point decrease in our net interest margin to 3.62% from 3.79%. The decreases in our net interest rate spread and net interest margin reflected paydowns in our fixed-rate loans during the low-interest rate environment and increases in our liquidity through increased cash and cash equivalents, as well as higher nonperforming loans for which we accrue no interest, which increased to $5.0 million at June 30, 2010 from $643,000 at June 30, 2009.

Provision for Loan Losses. Based on our analysis of the factors described in “Allowance for Loan Losses,” we recorded a provision for loan losses of $91,000 for the quarter ended June 30, 2010 compared to a provision for loan losses of $62,000 for the quarter ended June 30, 2009. The primary reason for the increase in the provision for loan losses was an increase in our non-performing loans as well as general economic factors. At June 30, 2010, non-performing loans including troubled debt restructurings not included in nonaccrual loans, totaled $6.3 million, or 3.8% of total loans, as compared to $1.8 million, or 1.1% of total loans, at June 30, 2009. The increase in nonperforming loans including troubled debt restructurings not included in nonaccrual loans was primarily in the commercial real estate loan portfolio, a higher risk portfolio as compared to one- to four-family residential mortgage loans. The allowance for loan losses to total loans receivable increased to 1.17% at June 30, 2010 as compared to 0.33% at June 30, 2009.

The allowance for loan losses as a percentage of non-performing loans increased to 31.0% at June 30, 2010 from 30.6% at June 30, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.

Noninterest Income. Noninterest income decreased by $25,000, or 3.7%, to $656,000 for the quarter ended June 30, 2010 from $681,000 for the quarter ended June 30, 2009. The decrease was due to a reduction in gains from the sale of mortgage loans, partially offset by an increase in gains from the sale of investment securities.

Noninterest Expense. Noninterest expense decreased $262,000, or 11.3%, to $2.1 million for the quarter ended June 30, 2010 from $2.3 million for the quarter ended June 30, 2009. This decrease was primarily attributable to a decrease in compensation and benefits related to lower bonus accruals and mortgage commissions as well as reductions in FDIC insurance premiums and compliance consulting expenses.

Income Tax Expense. We recorded a $173,000 income tax expense for the quarter ended June 30, 2010 compared to an $80,000 income tax expense for the 2009 period, reflecting income of $454,000 before income tax expense during the 2010 quarter versus income before income tax of $196,000 for the quarter ended June 30, 2009. Our effective tax rate was 38.1% for the quarter ended June 30, 2010 compared to 40.8% for the quarter ended June 30, 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General. We recorded a net loss of $(42,000) for the six months ended June 30, 2010 compared to net income of $250,000 for the six months ended June 30, 2009. Although net interest income increased $214,000 to $4.0 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009, our provision for loan losses increased $973,000 during the 2010 period, which resulted in the net loss for the period.

Interest Income. Interest income decreased $151,000, or 2.9%, to $5.1 million for the six months ended June 30, 2010 from $5.2 million for the six months ended June 30, 2009, as the increase in the average balance of interest-earning assets was more than offset by a decrease in the average yield on such assets. The average balance of total interest-earning assets increased $24.1 million, or 12.4%, to $217.9 million for the six months ended June 30, 2010 from $193.8 million for the six months ended June 30, 2009. The biggest component increase was in total other interest-earning assets, comprised primarily of cash and cash equivalents, which increased $17.8 million, or 107.9%, to $34.3 million for the 2010 period from $16.5 million for the 2009 period. The increase in total interest-earning assets was more than offset by a 73 basis point decrease in the average yield on interest-earning assets to 4.66% for the 2010 period from 5.39% for the 2009 period. The decrease in our average yield on interest-earning assets was due primarily to an increase in nonaccrual loans, the general decline in short-term market interest rates and higher balances of low-yielding cash and cash equivalents.

Interest income and fees on loans decreased $190,000, or 3.8%, to $4.8 million for the six months ended June 30, 2010 from $5.0 million for the six months ended June 30, 2009, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans. The average balance of loans increased $1.9 million, or 1.1%, to $168.4 million for the six months ended June 30, 2010 from $166.5 million for the six months ended June 30, 2009. However, the average yield on our loan portfolio decreased 29 basis points to 5.66% for the six months ended June 30, 2010 from 5.95% for the six months ended June 30, 2009, reflecting an increase in nonaccrual loans and the lower market interest rate environment.

Interest income on investment securities, other interest-earning assets and FHLB of Dallas stock increased $39,000, or 14.3%, to $312,000 for the six months ended June 30, 2010 from $273,000 for the six months ended June 30, 2009. The increase resulted primarily from an increase in the average balance of our taxable and nontaxable investment securities, which increased $4.4 million, or 46.8%, to $13.8 million for the six months ended June 30, 2010 from $9.4 million for the 2009 period, as management deployed funds from increased deposits to purchase these securities. The average yield on our securities portfolio (excluding nontaxable investment securities) decreased by 145 basis points, to 3.09% for the six months ended June 30, 2010 from 4.54% for the six months ended June 30, 2009, resulting from lower market interest rates. Additionally, interest income on total other interest earning assets increased $30,000, or 50.8%, to $89,000 for the six months ended June 30, 2010 from $59,000 for the six months ended June 30, 2009, as the average balance of these assets increased $17.8 million, or 107.9% to $34.3 million for the 2010 period from $16.5 million for the 2009 period.

Interest Expense. Interest expense decreased $365,000, or 24.7%, to $1.1 million for the six months ended June 30, 2010 from $1.5 million for the six months ended June 30, 2009, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The decrease in interest expense resulted primarily from a decrease in interest expense on deposits of $264,000 and a decrease in interest expense on Federal Home Loan Bank advances of $101,000. The average rate we paid on deposits decreased 47 basis points to 0.98% for the six months ended June 30, 2010 from 1.45% for the six months ended June 30, 2009, as we were able to reprice our deposits downward in the declining market interest rate environment. The average balance of interest-bearing deposits increased $21.4 million, or 13.5%, to $179.5 million for the six months ended June 30, 2010 from $158.1 million for the six months ended June 30, 2009. The increase in the average balance of our deposits resulted from increases in the average balance of our certificates of deposit, as well as in our core deposits, consisting of demand deposit accounts, money market accounts and savings accounts, reflecting our successful marketing efforts and increased core deposit balances from commercial loan customers.

The average balance of our certificates of deposit increased by $4.8 million, or 8.9%, to $58.8 million for the six months ended June 30, 2010 from $54.0 million for the six months ended June 30, 2009 due to our marketing efforts as well as seasonal deposit inflows. However, the interest expense on our certificates of deposit declined from $825,000 to $617,000, due to the significant decrease of 95 basis points in the cost of these deposits to 2.10% for the June 2010 period from 3.05% for the June 2009 period, reflecting lower market interest rates. Interest-bearing demand deposit accounts increased $6.1 million, or 13.1%, to $52.6 million for the six months ended June 30, 2010 from $46.5 million for the six months ended June 30, 2009, as our customers increased their liquidity and we increased our cross-marketing efforts with our commercial customers.

Interest expense on our core deposits decreased $56,000 to $264,000 for the six months ended June 30, 2010 from $320,000 for the six months ended June 30, 2009, reflecting lower market interest rates. Additionally, more customers moved funds into higher-yielding certificates of deposit.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $101,000, or 30.4%, to $231,000 for the six months ended June 30, 2010 from $332,000 for the six months ended June 30, 2009, reflecting the lower market interest rate environment.

Net Interest Income. Net interest income increased by $214,000, or 5.7%, to $4.0 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009, as our net interest-earning assets increased to $14.6 million from $12.7 million. Partially offsetting the increase in net interest-earning assets was a 19 basis point decrease in our net interest rate spread to 3.57% from 3.76%, and a 23 basis point decrease in our net interest margin to 3.64% from 3.87%. The decreases in our net interest rate spread and net interest margin reflected paydowns in our fixed-rate loans during the low-interest rate environment and increases in our liquidity through increased cash and cash equivalents, as well as higher nonperforming loans for which we accrue no interest, which increased to $5.0 million at June 30, 2010 from $643,000 at June 30, 2009.

Provision for Loan Losses. We recorded a provision for loan losses of $1.2 million for the six months ended June 30, 2010 and a provision for loan losses of $198,000 for the six months ended June 30, 2009. The primary reason for the increase in the provision for loan losses was an increase in our nonperforming loans. At June 30, 2010, nonperforming loans (including troubled debt restructurings not included in nonaccrual loans), totaled $6.3 million, or 3.8% of total loans, as compared to $1.8 million, or 1.1% of total loans, at June 30, 2009. The increase in nonperforming loans (including troubled debt restructurings not included in nonaccrual loans) was primarily in the commercial real estate loan portfolio, a higher risk portfolio as compared to one- to four-family residential mortgage loans. The allowance for loan losses to total loans receivable increased to 1.17% at June 30, 2010 as compared to 0.33% at June 30, 2009. There was no change in our underwriting standards or methodology between the 2010 and 2009 periods. However, as a result of the general economic environment as well as a $604,000 loss that we incurred on a commercial real estate loan, management determined to increase the Bank’s gross allocation multipliers as well as its commercial loan experience ratios which resulted in the increased provision during the 2010 period.

The allowance for loan losses as a percentage of nonperforming loans increased to 31.0% at June 30, 2010 from 30.6% at June 30, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.

Noninterest Income. Noninterest income decreased by $41,000, or 3.4%, to $1.2 million for the six months ended June 30, 2010 from $1.2 million for the six months ended June 30, 2009. The decrease was due to a reduction in gains from the sale of mortgage loans and a decrease in deposit fees, partially offset by an increase in gains from the sale of investment securities.

Noninterest Expense. Noninterest expense decreased $307,000, or 7.0%, to $4.1 million for the six months ended June 30, 2010 from $4.4 million for the six months ended June 30, 2009. This decrease was primarily attributable to a decrease in compensation and benefits resulting from the reversal of a bonus accrual as well as lower mortgage commission expenses, and to a lesser extent, lower occupancy expenses, marketing and FDIC insurance premiums.

Income Tax Expense (Benefit). We recorded a $(39,000) income tax benefit for the six months ended June 30, 2010 compared to a $162,000 income tax expense for the 2009 period, reflecting the loss of $(81,000) before income tax benefit during the 2010 period versus income before income tax of $412,000 for the six months ended June 30, 2009. Our effective tax rate was (48.1)% for the six months ended June 30, 2010 compared to 39.3% for the six months ended June 30, 2009.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)

Interest-earning assets:
Loans, net	166,832	2,343	5.62%	165,576	2,458	5.94%
Taxable investment securities	12,683	88	2.78%	10,270	106	4.13%
Nontaxable investment securities	1,606	16	3.99%	859	8	3.73%
Total other interest earning assets	32,974	45	0.55%	22,279	34	0.61%
FHLB of Dallas stock	1,158	1	0.35%	1,213	1	0.33%

Total interest-earning assets	215,253	2,493	4.63%	200,197	2,607	5.21%

Non-interest-earning assets	10,280			9,411

Total assets	225,533			209,608

Interest-bearing liabilities:
Savings deposits	34,732	22	0.25%	33,344	21	0.25%
Money market	36,722	76	0.83%	27,839	78	1.12%
Demand deposit accounts	54,484	35	0.26%	49,104	40	0.33%
Certificates of deposit	59,517	299	2.01%	58,523	430	2.94%

Total deposits	185,455	432	0.93%	168,810	569	1.35%
Borrowings	15,988	113	2.83%	18,293	140	3.06%

Total interest-bearing liabilities	201,443	545	1.08%	187,103	709	1.52%

Non-interest-bearing liabilities	7,013			5,585

Total liabilities	208,456			192,688

Equity	17,077			16,920

Total liabilities and equity	225,533			209,608

Net interest income		1,948			1,898

Net interest rate spread (2)			3.55%			3.69%

Net interest-earning assets (3)	13,810			13,094

Net interest margin (4)			3.62%			3.79%

Average interest-earning assets to interest-bearing liabilities			106.86%			107.00%

(footnotes on following page)

	For the Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)

Interest-earning assets:
Loans, net	168,412	4,763	5.66%	166,487	4,953	5.95%
Taxable investment securities	12,285	190	3.09%	8,762	199	4.54%
Nontaxable investment securities	1,488	29	3.90%	671	13	3.87%
Total other interest earning assets	34,312	89	0.52%	16,525	59	0.71%
FHLB of Dallas stock	1,376	4	0.58%	1,366	2	0.29%

Total interest-earning assets	217,873	5,075	4.66%	193,811	5,226	5.39%

Non-interest-earning assets	9,755			9,598

Total assets	227,628			203,409

Interest-bearing liabilities:
Savings deposits	33,513	42	0.25%	31,520	40	0.25%
Money market	34,574	149	0.86%	26,057	180	1.38%
Demand deposit accounts	52,621	73	0.28%	46,490	100	0.43%
Certificates of deposit	58,779	617	2.10%	54,037	825	3.05%

Total deposits	179,487	881	0.98%	158,104	1,145	1.45%
Borrowings	23,835	231	1.94%	23,031	332	2.88%

Total interest-bearing liabilities	203,322	1,112	1.09%	181,135	1,477	1.63%

Non-interest-bearing liabilities	7,109			5,396

Total liabilities	210,431			186,531

Equity	17,197			16,878

Total liabilities and equity	227,628			203,409

Net interest income		3,963			3,749

Net interest rate spread (2)			3.57%			3.76%

Net interest-earning assets (3)	14,551			12,676

Net interest margin (4)			3.64%			3.87%

Average interest-earning assets to interest-bearing liabilities			107.16%			107.00%

(1)	Yields and rates for the three and six months ended June 30, 2010 and 2009 are annualized.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the six months ended June 30, 2010, our liquidity ratio averaged 20.3%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2010.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits and securities; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $29.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $15.2 million at June 30, 2010.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At June 30, 2010, we had $11.2 million in loan commitments outstanding, including $5.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2010 totaled $38.5 million, or 20.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the six months ended June 30, 2010 and 2009 we originated $10.2 million and $21.6 million of loans, respectively. We purchased $8.2 million and $9.0 million of securities during the six months ended June 30, 2010 and 2009, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $13.9 million and $29.1 million for the six months ended June 30, 2010 and 2009, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Borrowings decreased by $4,000 and $13.8 million for the six months ended June 30, 2010 and 2009, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances were $16.0 million at June 30, 2010, unchanged from December 31, 2009. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase investment securities. At June 30, 2010, we had remaining credit available under the FHLB of Dallas program of $83.1 million.

SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, SharePlus Federal Bank exceeded all regulatory capital requirements. SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See Note 6 — Regulatory Matters of the notes to the financial statements.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 5 – Financial Instruments with Off-Balance Sheet Risk of the notes to the financial statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP BANCORP, INC.

Date: September 27, 2010	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: September 27, 2010	/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer