Form 10-Q
period 2010-11-11
SP Bancorp, Inc.
filed 2010-11-15
CIK 1493182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 333-167967

SP Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-3347359
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

5224 W. Plano Parkway, Plano, Texas	75093
(Address of Principal Executive Offices)	(Zip Code)

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
YES     NO    X    .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES     NO  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer	____________	Accelerated filer
Non-accelerated filer	____________	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES     NO   X

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of November 10, 2010 were 1,725,000.

SP Bancorp, Inc.

FORM 10-Q

EXPLANATORY NOTE

SP Bancorp, Inc., a Maryland corporation (the “Registrant” or “Company”), was formed on June 15, 2010 to serve as the stock holding company for SharePlus Federal Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion.  On October 29, 2010, the mutual-to-stock conversion was completed.  As of September 30, 2010, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the Bank is included in this Quarterly Report.

SharePlus Federal Bank
Part I. Financial Information
Item 1.  Financial Statements

Balance Sheets (Unaudited)
(In thousands)

	September 30,	December 31,
ASSETS	2010	2009

Cash and due from banks	$3,061	$7,902
Federal funds sold	22,275	3,815
Total cash and cash equivalents	25,336	11,717

Securities available for sale (amortized cost of $12,663 at
September 30, 2010 and $13,356 at December 31, 2009)	12,945	13,492
Fixed annuity investment	1,120	1,088
Loans held for sale	6,692	932
Loans, net of allowance for losses of $1,993 at September 30, 2010
and $940 at December 31, 2009	176,219	170,535
Accrued interest receivable	752	764
Premises and equipment, net	4,730	4,905
Federal Home Loan Bank stock and other restricted
stock, at cost	1,002	1,655
Deferred tax assets	752	679
Other assets	4,306	2,365

Total assets	$233,854	$208,132

LIABILITIES AND EQUITY CAPITAL

Deposits:
Noninterest-bearing	$10,767	$4,932
Interest-bearing	187,396	167,659
Total deposits	198,163	172,591
Borrowings	15,989	15,995
Accrued interest payable	50	45
Other liabilities	2,096	2,239
Total liabilities	216,298	190,870

Commitments and contingencies

Equity capital:
Retained earnings - substantially restricted	17,382	17,177
Accumulated other comprehensive income	174	85
Total equity capital	17,556	17,262

Total liabilities and equity capital	$233,854	$208,132

See Notes to Financial Statements.

SharePlus Federal Bank
Statements of Income (Unaudited)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$2,481	$2,509	$7,244	$7,462
Securities - taxable	61	117	251	316
Securities - nontaxable	19	13	48	26
Other interest - earning assets	46	26	139	87
Total interest income	2,607	2,665	7,682	7,891

Interest expense:
Deposit accounts	410	540	1,291	1,685
Borrowings	113	118	344	450
Total interest expense	523	658	1,635	2,135

Net interest income	2,084	2,007	6,047	5,756

Provision for loan losses	134	301	1,305	499

Net interest income after provision
for loan losses	1,950	1,706	4,742	5,257

Noninterest income:
Service charges	379	435	1,138	1,257
Gain on sale of securities available for sale	-	-	128	3
Gain on sale of mortgage loans	293	55	471	385
Other	98	34	214	111
Total noninterest income	770	524	1,951	1,756

Noninterest expense:
Compensation and benefits	1,297	1,113	3,435	3,515
Occupancy costs	297	296	858	892
Data processing expense	131	137	419	430
ATM expense	96	95	282	287
Professional and outside services	159	148	473	388
Stationery and supplies	30	24	89	67
Publicity and promotion	46	38	109	133
FDIC insurance assessments	92	83	226	243
Other	174	148	485	498
Total noninterest expense	2,322	2,082	6,376	6,453

Income before taxes	398	148	317	560

Income tax expense	151	67	112	229

Net income	$247	$81	$205	$331

See Notes to Financial Statements.

SharePlus Federal Bank
Statements of Changes in Equity Capital (Unaudited)
(In thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income	Total

Balance, December 31, 2008	$16,684	$90	$16,774

Net income	331	-	331
Unrealized gain on securities available for sale, net of tax of $48	-	77	77
Total comprehensive income			408

Balance, September 30, 2009	$17,015	$167	$17,182

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income	Total

Balance, December 31, 2009	$17,177	$85	$17,262

Net income	205	-	205
Unrealized gain on securities available for sale, net of tax of $56	-	89	89
Total comprehensive income			294

Balance, September 30, 2010	$17,382	$174	$17,556

See Notes to Financial Statements.

SharePlus Federal Bank

Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$205	$331
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	299	303
Amortization of premiums on investments	145	69
Provision for loan losses	1,305	499
(Gain) loss on sale of other real estate owned	(8)	11
Gain on sale of securities available for sale	(128)	(3)
Gains on sales of mortgage loans	(471)	(385)
Proceeds from sale of mortgage loans	22,666	25,768
Loans originated for sale	(27,955)	(25,766)
Decrease (increase) in accrued interest receivable	12	(77)
(Increase) decrease in other assets	(2,064)	1,406
Increase in fixed annuity investment	(32)	(38)
(Decrease) increase in accrued interest payable and other liabilities	(138)	182
Net cash (used in) provided by operating activities	(6,164)	2,300

Cash flows from investing activities:
Purchase of securities available for sale	(8,196)	(10,012)
Maturities of securities available for sale	6,088	2,685
Proceeds from sale of securities available for sale	2,783	3
Purchases (redemptions) of Federal Home Loan Bank stock	653	450
Loan repayments (originations), net	(7,025)	(3,953)
Proceeds from sale of other real estate owned	38	179
Purchases of premises and equipment	(124)	-
Net cash used in investing activities	(5,783)	(10,648)

Cash flows from financing activities:
Net increase in deposit accounts	25,572	29,466
Repayment of Federal Home Loan Bank advances, net	(6)	(14,056)
Net cash provided by financing activities	25,566	15,410

Net increase in cash and cash equivalents	13,619	7,062
Cash and cash equivalents at beginning of period	11,717	5,731
Cash and cash equivalents at end of period	$25,336	$12,793

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$313	$82
Interest expense paid	$1,630	$2,161
Noncash transactions:
Transfers of loans to other real estate owned and
repossessed assets	$36	$398

See Notes to Financial Statements.

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

Note 1.	Summary of Significant Accounting Policies

General

SharePlus Federal Bank (the Bank), formerly SharePlus Federal Credit Union, is a federal stock savings bank located in Plano, Texas.  On October 1, 2004, the Bank converted from a non-taxable federally chartered credit union regulated by the National Credit Union Association (NCUA) to a taxable federally chartered mutual savings bank.  On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank.  A new holding company, SP Bancorp, Inc., was established as part of the conversion.  The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share.  Net proceeds of $14,826 were raised in the stock offering, after deduction of estimated conversion costs of $1,746 and excluding $678 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”).  Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders will continue to be insured by the FDIC.  The Bank is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank operates as a full-service bank, including the acceptance of checking and savings deposits, and the origination of primarily first mortgage, home equity, automobile, and personal loans.  The Bank has eight branches, of which five are located near the Bank’s headquarters in Plano, Texas; two branches are located in Louisville, Kentucky; and the other branch is located in Irvine, California.  These branches were located primarily in the headquarters of the former credit union's sponsor organizations.

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

Interim Financial Statements

The financial statements of the Bank at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited.  However, in management’s opinion, the interim data at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Subsequent Events

Events occurring subsequent to September 30, 2010 have been evaluated as to their potential impact through November 15, 2010.

Recent Authoritative Accounting Guidance

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820).”   ASC Topic 820 requires entities to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements.  The updated guidance also clarifies disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (disclose for fair value measurements that fall in either level 2 or level 3).  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements.  Those disclosures are effective for periods after December 15, 2010.  Adoption of the new effective guidance did not significantly impact the Bank’s financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  Recent accounting guidance under ASC Topic 310, “Receivables,” provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  Existing disclosure guidance is amended to require an entity to provide more information about the credit quality indicators, past due information and modifications.  Disclosures must be disaggregated by portfolio segment (level at which an entity develops a methodology to determine its allowance for credit losses) and class of financing receivable based upon initial measurement attribute, risk characteristics and assessment of credit risk.  The disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010.

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

Note 2.  Plan of Conversion

On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank.  A new holding company, SP Bancorp, Inc., was established as part of the conversion.  The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share.  Net proceeds of $14,826 were raised in the stock offering, after deduction of estimated conversion costs of $1,746 and excluding $678 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”).  The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock.  The ESOP purchased 67,750 of those shares in the offering.  The remaining 70,250 shares are expected to be purchased in the open market.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company will recognize compensation expense equal to the fair value of the ESOP shares committed to be released during the period.  To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Because the ESOP did not exist at September 30, 2010, no compensation expense related to the ESOP had been recognized at that time.

SP Bancorp. Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.”  Since the Company had not issued any shares of common stock as of September 30, 2010, per share data is not applicable for any periods covered by the financial statements.

Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders will continue to be insured by the FDIC.  A liquidation account was established in the amount of $17.0 million, which represented the Bank’s total equity capital as of March 31, 2010, the latest balance sheet date in the final prospectus used in the conversion.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause equity capital to be reduced below the liquidation account amount or regulatory capital requirements.  Any purchase of the new holding company’s common stock will be conducted in accordance with applicable laws and regulations.

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

Note 3.            Securities

Securities have been classified in the balance sheets according to management’s intent.  At September 30, 2010 and December 31, 2009, all of the Bank’s securities were classified as available for sale.  The amortized cost of securities and their approximate fair values at September 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale

September 30, 2010:
Agency securities	$500	$2	$-	$502
Municipal securities	2087	90	-	2,177
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	4,434	74	-	4,508
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	5,642	116	-	5,758

	$12,663	$282	$-	$12,945

December 31, 2009:
Agency securities	$2,499	$2	$(44)	$2,457
Municipal securities	1,370	28	(36)	1,362
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	1,820	31	-	1,851
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	7,667	162	(7)	7,822

	$13,356	$223	$(87)	$13,492

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans.  The   Bank does not hold any securities backed by commercial real estate loans.

For the nine months ended September 30, 2010 and 2009 proceeds from sales of securities available for sale were $2,783 and $3, respectively.  Gross gains of $128 and $3 were realized on sales of securities in the nine months ended September 30, 2010 and 2009, respectively.

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at December 31, 2009 were as follows:

		Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer

	Number of Security					Total
	Positions with Unrealized losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

December 31, 2009:

Agency securities	3	$1,955	$(44)	$-	$-	$1,955	$(44)
Municipal securities	2	857	(36)	-	-	857	(36)
Mortgage-backed securities	1	2,576	(7)	-	-	2,576	(7)

	6	$5,388	$(87)	$-	$-	$5,388	$(87)

For all of the above securities available for sale, the gross unrealized losses are generally due to changes in interest rates. The gross unrealized losses were considered to be temporary as they reflected fair values on December 31, 2009 are subject to change daily as interest rates fluctuate.  The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell prior to anticipated recovery.  Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The scheduled maturities of securities at September 30, 2010 and December 31, 2009 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Available for Sale		Available for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	149	163	-	-
After 5 years through 10 years	1,270	1,319	1,924	1,939
Due after 10 years	1,168	1,197	1,945	1,880
	2,587	2,679	3,869	3,819
Mortgage-backed securities and
collateralized mortgage obligations	10,076	10,266	9,487	9,673

	$12,663	$12,945	$13,356	$13,492

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

Note 4.            Loans and Allowance for Loan Losses

Loans at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Commercial	$2,019	$1,369
Commercial real estate	23,988	22,615
One-to-four family	131,327	124,486
Home equity	8,993	8,996
Automobile and other vehicles	7,736	9,892
Signature loans	2,121	2,072
Other	1,398	1,536
	177,582	170,966
Premiums/discounts, net	108	51
Deferred loan costs, net	522	458
Less allowance for loan losses	(1,993)	(940)

	$176,219	$170,535

On occasion, the Bank originates loans secured by single-family and home equity loans with loan-to-value ratios exceeding 90 percent.  These loans totaled $4,198 and $5,295 at September 30, 2010 and December 31, 2009, respectively.

Construction loans at September 30, 2010 and December 31, 2009 amounted to $4,008 and $4,788, respectively.

An analysis of the allowance for loan losses is as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)

Balance, beginning of period	$940	$480
Provision for loan losses	1,305	499
Loans charged to the allowance	(307)	(215)
Recoveries of loans previously charged off	55	-

Balance, end of period	$1,993	$764

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

Impaired loans and nonperforming loans were summarized as follows:

	September 30,	December 31,
	2010	2009

Impaired loans:
Impaired loans with an allowance for loan losses	$3,180	$543
Impaired loans with no allowance for loan losses	3,471	1,874

Total impaired loans	$6,651	$2,417

Allowance for loan losses on impaired loans	$818	$168
Average recorded investment in impaired loans	$4,534	$1,559

Nonperforming loans:
Loans past due 90 days or more still accruing	$-	$-
Nonaccrual loans	3,200	1,711
Troubled debt restructurings (not included in
nonaccrual loans)	1,249	1,717
Total nonperforming loans	$4,449	$3,428

Management evaluates impaired loans for probable credit losses and has determined that no allowance for loan losses is necessary for impaired loans of $3,471 and $1,874 at September 30, 2010 and December 31, 2009, respectively. For these loans, either the present value of expected future cash flows or fair value of the collateral exceeded the carrying value of the loan.

For the nine months ended September 30, 2010, interest income that would have been recorded had nonaccrual loans included in impaired loans been current in accordance with their original terms was $156.  Interest income recognized on such loans on the cash basis for the nine months ended September 30, 2010 was $15.

Troubled debt restructurings are loans for which a portion of the interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.

The Bank originated $27,955 and $25,766 in loans during the nine months ended September 30, 2010 and 2009, respectively, which were placed with various correspondent lending institutions.  Proceeds on sales of these loans were $22,666 and $25,768 for the nine months ended September 30, 2010 and 2009, respectively.  Gains on sales of these loans were $471 and $385 for the nine months ended September 30, 2010 and 2009, respectively.  These loans were sold with servicing rights released.

Loans serviced for the benefit of others amounted to $2,648, $2,554 and $2,554 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

Note 5.            Borrowings

The Bank periodically borrows from the FHLB of Dallas.  At September 30, 2010, the Bank had a total of fourteen such advances which totaled $15,989.  These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.49% to 3.09%.

At December 31, 2009, the Bank had a total of fourteen such advances which totaled $15,995.  These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.47% to 3.09%.

These advances are secured by FHLB of Dallas stock, real estate loans and securities of $95,666 and $52,273, at September 30, 2010 and December 31, 2009, respectively.  The Bank had remaining credit available under the FHLB advance program of $79,444 and $35,986 at September 30, 2010 and December 31, 2009, respectively.

The Bank had floating-rate advances from the FHLB of Dallas of $2,000 and $2,000 at September 30, 2010 and December 31, 2009, respectively.

Note 6.    Financial Instruments With Off-Balance Sheet Risk

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

At September 30, 2010 and December 31, 2009, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2010	2009

Commitments to extend credit	$9,753	$9,758

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on managements’ credit evaluation of the counterparty.  Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties.  At September 30, 2010 and December 31, 2009, commitments to fund fixed rate loans of $4,478 and $5,958, respectively, were included in the commitments to extend credit.  Interest rates on these commitments to fund fixed rate loans ranged from 3.75% to 6.25% at September 30, 2010 and from 4.00% to 17.00% at December 31, 2009.

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

The Bank has not incurred any significant losses on its commitments in the nine months ended September 30, 2010 or 2009.  Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

Note 7. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets.  Management believes, as of September 30, 2010 and December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

At September 30, 2010 and December 31, 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.  75% of the net proceeds of the Company’s stock offering which closed on October 29, 2010 were infused into the Bank which has increased the level of the Bank’s capital ratios.

The following table sets forth the Bank’s capital ratios as of September 30, 2010 and December 31, 2009:

					Minimum To Be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010:
Tangible capital to tangible assets	$17,277	7.40%	3,504	1.50%	N/A	N/A
Total capital to risk weighted assets	18,352	12.86%	11,413	8.00%	$14,266	10.00%
Tier 1 capital to risk weighted assets	17,277	12.11%	5,706	4.00%	8,560	6.00%
Tier 1 capital to average assets	17,277	7.40%	9,343	4.00%	11,679	5.00%

As of December 31, 2009:
Tangible capital to tangible assets	$17,075	8.21%	$3,119	1.50%	N/A	N/A
Total capital to risk weighted assets	17,735	12.45%	11,392	8.00%	$14,240	10.00%
Tier 1 capital to risk weighted assets	17,075	11.99%	5,696	4.00%	8,544	6.00%
Tier 1 capital to average assets	17,075	8.21%	8,317	4.00%	10,396	5.00%

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OTS) at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Equity capital	$17,556	$17,262
Disallowed deferred tax asset	(105)	(102)
Unrealized gains on securities, net	(174)	(85)
Tangible and Tier 1 capital	17,277	17,075
General allowance for loan losses	1,075	660
Total capital	$18,352	$17,735

Note 8.	Fair Value Measurement

FASB guidance on fair value measurements for financial assets and financial liabilities defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and includes disclosures about fair value measurements.  Additional FASB guidance helps determine the fair value of a financial asset when the market for that asset is not active, clarifies the application of the fair value measurements for financial assets and financial liabilities in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

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

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

The following table represents assets and liabilities reported on the balance sheet at their fair value as of September 30, 2010 and December 31, 2009 by level within the fair value measurement hierarchy:

		Fair Value Measurements at Reporting
		Date Using
		Quoted
		Prices in	Significant
	Assets/	Active Markets	Other	Significant
	Liabilities	for Identical	Observable	Unobservable
	Measured	Assets	Inputs	Inputs
	At Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2010:
Measured on a recurring basis:
Assets:
Securities available for sale:
Agency securities	$502	-	$502	-
Municipal securities	$2,177	-	$2,177	-
Collateralized mortgage obligations	$4,508	-	$4,508	-
Mortgage-backed securities	$5,758	-	$5,758	-

Measured on a nonrecurring basis:
Assets:
Impaired loans	2,362	-	$2,362	-

December 31, 2009:
Measured on a recurring basis:
Assets:
Securities available for sale:
Agency securities	$2,457	-	$2,457	-
Municipal securities	$1,362	-	$1,362	-
Collateralized mortgage obligations	$1,851	-	$1,851	-
Mortgage-backed securities	$7,822	-	$7,822	-

Measured on a nonrecurring basis:
Assets:
Impaired loans	375	-	375	-

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

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or level 3 inputs based on customized discounting.

At September 30, 2010 and December 31, 2009, impaired loans (with allocated allowance for losses) had principal balances of $3,180 and $543, respectively, and allocated allowance for losses of $818 and $168, respectively.

Note 9.	Disclosure About the Fair Value of Financial Instruments

The estimated fair values of the Bank’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$25,336	$25,336	$11,717	$11,717
Securities available for sale	12,945	12,945	13,492	13,492
Fixed annuity investment	1,120	1,120	1,088	1,088
FHLB stock and other
restricted stock	1,002	1,002	1,655	1,655
Loans and loans held for sale	182,911	182,935	171,467	172,330
Accrued interest receivable	752	752	764	764

Financial liabilities:
Deposit accounts	198,163	194,902	172,591	173,364
Accrued interest payable	50	50	45	45
FHLB advances	15,989	15,787	15,995	16,230

Off-balance sheet assets (liabilities):
Commitments to extend credit	-	-	-	-

Fair Values of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Bank’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

Cash and short-term instruments

The carrying amounts of cash and short-term instruments approximate their fair value.

Securities

See Note 8 to Financial Statements for methods and assumptions used to estimate fair values for securities.

SharePlus Federal Bank

Notes to Financial Statements (Unaudited)
(Dollars in thousands)

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is intended to assist in understanding the financial condition and results of operations of the Bank.  The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	our ability to successfully deploy the net proceeds from our stock offering.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

At September 30, 2010, we had total assets of $233.9 million, compared to total assets of $208.1 million at December 31, 2009.  The increase was primarily the result of an increase in cash and cash equivalents and an increase in loans, including loans held for sale.  During the nine months ended September 30, 2010, we had net income of $205,000, compared to net income of $331,000 for the nine months ended September 30, 2009.  Lower income in 2010 resulted from a substantially higher provision for loan losses, partially offset by higher net interest income and noninterest income and lower noninterest expense.

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

Critical Accounting Policies.  There are no material changes to the critical accounting policies disclosed in SP Bancorp, Inc.’s Prospectus dated August 12, 2010, as filed on August 26, 2010 with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3).

Economy.  Like the national economy, the Texas economy has been in a recession, but the Texas economy has been more stable than the nation as a whole. The state’s seasonally adjusted unemployment rate rose from 4.8% in June 2008 to 8.1% in September 2010, while the corresponding U.S. rate increased from 5.6% to 9.6% during the same period. The Dallas-Fort Worth Metroplex unemployment rate rose from 5.1% in June 2008 to 8.4% in August 2010.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased $25.8 million, or 12.4%, to $233.9 million at September 30, 2010 from $208.1 million at December 31, 2009.  The increase was primarily the result of an increase in total cash and cash equivalents and loans, including loans held for sale.

Total cash and cash equivalents increased $13.6 million, or 116.2%, to $25.3 million at September 30, 2010 from $11.7 million at December 31, 2009. The increase in total cash and cash equivalents reflected normal cash and liquidity management.

Securities classified as available for sale decreased $547,000, or 4.1%, to $12.9 million at September 30, 2010 from $13.5 million at December 31, 2009.  At September 30, 2010, securities classified as available for sale consisted of mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal obligations and agency securities.

Net loans, including loans held for sale, increased $11.4 million, or 6.7%, to $182.9 million at September 30, 2010 from $171.5 million at December 31, 2009, as our one- to four-family residential mortgage loans increased $12.6 million to $138.0 million at September 30, 2010 from $125.4 million at December 31, 2009, primarily due to new loan originations. In contrast, consumer loans decreased $2.2 million to $11.3 million at September 30, 2010 from $13.5 million at December 31, 2009.

Deposits increased $25.6 million, or 14.8%, to $198.2 million at September 30, 2010 from $172.6 million at December 31, 2009. The increase resulted from seasonal deposit inflows from existing customers and deposits of $4.2 million held on behalf of subscribers for purchase of common stock of SP Bancorp, Inc in the stock offering.

Federal Home Loan Bank advances remained unchanged at $16.0 million at September 30, 2010.  We have used a portion of such advances to “match fund” certain fixed-rate residential and commercial real estate loans in order to reduce our interest rate risk.

Total equity capital was $17.6 million and $17.3 million at September 30, 2010 and at December 31, 2009, respectively.  For the nine months ended September 30, 2010, we recorded net income of $205,000 and an increase in accumulated other comprehensive income of $89,000 to $174,000 at September 30, 2010 from December 31, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General.  We recorded net income of $247,000 for the quarter ended September 30, 2010 compared to net income of $81,000 for the quarter ended September 30, 2009.  The increase in net income reflected a slight increase of $77,000 in net interest income for the 2010 period, a $167,000 decrease in the provision for loan losses and a $246,000 increase in noninterest income, partially offset by a $240,000 increase in noninterest expense and an $84,000 increase in income tax expense.

Interest Income.  Interest income decreased $58,000, or 2.2%, to $2.6 million for the quarter ended September 30, 2010 from $2.7 million for the quarter ended September 30, 2009, as the increase in the average balance of interest-earning assets was more than offset by a decrease in the average yield on such assets.  The average balance of total interest-earning assets increased $19.0 million, or 9.6%, to $217.4 million for the quarter ended September 30, 2010 from $198.4 million for the quarter ended September 30, 2009. The biggest component increases were in total other interest-earning assets, excluding FHLB of Dallas stock, comprised primarily of cash and cash equivalents, which increased $15.9 million, or 110.4%, to $30.3 million for the 2010 period from $14.4 million for the 2009 period. The increase in total interest-earning assets was more than offset by a 57 basis point decrease in the average yield on interest-earning assets to 4.80% for the 2010 period from 5.37% for the 2009 period, including a 131 basis point decrease on taxable investment securities to 2.05% for the quarter ended September 30, 2010 from 3.36% for the quarter ended September 30, 2009. The decrease in our average yield on interest-earning assets was due primarily to the general decline in short-term market interest rates, an increase in low-yielding cash and cash equivalents and an increase in nonaccrual loans.

Interest income on loans decreased $28,000, or 1.1%, to $2.5 million for the quarter ended September 30, 2010 from $2.5 million for the quarter ended September 30, 2009, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans.  The average balance of net loans increased $4.6 million, or 2.7%, to $172.2 million for the quarter ended September 30, 2010 from $167.6 million for the quarter ended September 30, 2009. However, the average yield on our loan portfolio decreased 23 basis points to 5.76% for the quarter ended September 30, 2010 from 5.99% for the quarter ended September 30, 2009, reflecting the lower market interest rate environment and an increase in nonaccrual loans.

Interest income on investment securities, other interest-earning assets and FHLB of Dallas stock remained relatively unchanged. The average balance of our taxable and nontaxable investment securities decreased $1.3 million, or 8.5%, to $14.0 million for the quarter ended September 30, 2010 from $15.3 million for the quarter ended September 30, 2009.  The average yield on our securities portfolio (excluding nontaxable investment securities) decreased by 131 basis points, to 2.05% for the quarter ended September 30, 2010 from 3.36% for the quarter ended September 30, 2009 as a result of lower market rates. Additionally, interest income on total other interest-earning assets increased $19,000, or 73.1%, to $45,000 for the quarter ended September 30, 2010 from $26,000 for the quarter ended September 30, 2009 as the average balance of these assets increased $15.9 million, or 110.4%, to $30.3 million for the 2010 period from $14.4 million for the 2009 period.

Interest Expense.  Interest expense decreased $135,000, or 20.5%, to $523,000 for the quarter ended September 30, 2010 from $658,000 for the quarter ended September 30, 2009, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  The decrease resulted from a decrease in interest expense on deposits of $130,000 and a decrease in interest expense on Federal Home Loan Bank advances of $5,000. The average rate we paid on deposits decreased 40 basis points to 0.89% for the quarter ended September 30, 2010 from 1.29% for the quarter ended September 30, 2009, as we were able to reprice our deposits downward in the declining market interest rate environment. The average balance of interest-bearing deposits increased $17.9 million, or 10.7%, to $185.1 million for the quarter ended September 30, 2010 from $167.2 million for the quarter ended September 30, 2009. The increase in the average balance of our deposits resulted from increases in the average balance of our certificates of deposit, as well as in our core deposits, consisting of demand deposit accounts, money market accounts and savings accounts, reflecting our successful marketing efforts and increased core deposit balances from commercial loan customers.

The average balance of our money market accounts increased by $8.6 million, or 29.3%, to $38.0 million for the quarter ended September 30, 2010 from $29.4 million for the quarter ended September 30, 2009 due to our marketing efforts as well as seasonal deposit inflows.  However, the interest expense on our money market accounts declined from $86,000 to $64,000, due to the decrease of 50 basis points in the cost of these deposits to 0.67% for the September 2010 quarter from 1.17% for the September 2009 quarter, reflecting lower market interest rates.  Interest expense on our certificates of deposit decreased significantly by $103,000, or 25.9%, to $294,000 for the quarter ended September 30, 2010 from $397,000 for the year-earlier period as a result of a 76 basis point decrease in the average rate paid on these deposits to 1.89% for the 2010 period from 2.65% for the 2009 period.  Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $5,000, or 4.2%, to $113,000 for the quarter ended September 30, 2010 from $118,000 for the quarter ended September 30, 2009, reflecting the lower market interest rate environment.

Net Interest Income.  Net interest income increased by $77,000, or 3.8%, to $2.1 million for the quarter ended September 30, 2010 from $2.0 million for the quarter ended September 30, 2009, as our net interest-earning assets increased to $16.3 million from $14.6 million.  Partially offsetting the increase in net interest-earning assets was a 18 basis point decrease in our net interest rate spread to 3.76% from 3.94%, and a 22 basis point decrease in our net interest margin to 3.83% from 4.05%.  The decreases in our net interest rate spread and net interest margin reflected paydowns in our fixed-rate loans during the low-interest rate environment and increases in our liquidity through increased cash and cash equivalents, as well as higher nonaccrual loans, which increased to $3.2 million at September 30, 2010 from $1.5 million at September 30, 2009.

Provision for Loan Losses.  Based on our analysis of the allowance for loan losses, we recorded a provision for loan losses of $134,000 for the quarter ended September 30, 2010 compared to a provision for loan losses of $301,000 for the quarter ended September 30, 2009.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Noninterest Income. Noninterest income increased by $246,000, or 46.9%, to $770,000 for the quarter ended September 30, 2010 from $524,000 for the quarter ended September 30, 2009.  The increase was due primarily to an increase in gains from the sale of mortgage loans.

Noninterest Expense. Noninterest expense increased $240,000, or 11.5%, to $2.3 million for the quarter ended September 30, 2010 from $2.1 million for the quarter ended September 30, 2009.  This increase was primarily attributable to an increase in compensation, including mortgage commissions, higher audit fees and legal expenses incurred on one nonaccrual loan.

Income Tax Expense. We recorded a $151,000 income tax expense for the quarter ended September 30, 2010 compared to a $67,000 income tax expense for the 2009 period, reflecting income of $398,000 before income tax expense during the 2010 quarter versus income before income tax expense of $148,000 for the quarter ended September 30, 2009. Our effective tax rate was 37.9% for the quarter ended September 30, 2010 compared to 45.2% for the quarter ended September 30, 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General.  We recorded net income of $205,000 for the nine months ended September 30, 2010 compared to net income of $331,000 for the nine months ended September 30, 2009.  Net interest income increased $291,000 to $6.0 million for the nine months ended September 30, 2010 from $5.8 million for the nine months ended September 30, 2009, noninterest income increased $195,000, noninterest expense decreased $77,000 and income tax expense decreased $117,000, which were more than offset by our provision for loan losses which increased by $806,000 during the 2010 period.

Interest Income.  Interest income decreased $209,000, or 2.6%, to $7.7 million for the nine months ended September 30, 2010 from $7.9 million for the nine months ended September 30, 2009, as the increase in the average balance of interest-earning assets was more than offset by a decrease in the average yield on such assets. The average balance of total interest-earning assets increased $22.3 million, or 11.4%, to $217.7 million for the nine months ended September 30, 2010 from $195.4 million for the nine months ended September 30, 2009. The biggest component increase was in other interest-earning assets, excluding FHLB of Dallas stock, comprised primarily of cash and cash equivalents, which increased $17.2 million, or 108.9%, to $33.0 million for the 2010 period from $15.8 million for the 2009 period. The increase in total interest-earning assets was more than offset by a 69 basis point decrease in the average yield on interest-earning assets to 4.70% for the 2010 period from 5.39% for the 2009 period. The decrease in our average yield on interest-earning assets was due primarily to an increase in nonaccrual loans, the general decline in short-term market interest rates and higher balances of low-yielding cash and cash equivalents.

Interest income and fees on loans decreased $218,000, or 2.9%, to $7.2 million for the nine months ended September 30, 2010 from $7.5 million for the nine months ended September 30, 2009, as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans.  The average balance of loans increased $2.8 million, or 1.7%, to $169.7 million for the nine months ended September 30, 2010 from $166.9 million for the nine months ended September 30, 2009. However, the average yield on our loan portfolio decreased 27 basis points to 5.69% for the nine months ended September 30, 2010 from 5.96% for the nine months ended September 30, 2009, reflecting an increase in nonaccrual loans and the lower market interest rate environment.

Interest income on investment securities, other interest-earning assets and FHLB of Dallas stock increased $9,000, or 2.1%, to $438,000 for the nine months ended September 30, 2010 from $429,000 for the nine months ended September 30, 2009. The increase resulted primarily from an increase in the average balance of our taxable and nontaxable investment securities, which increased $2.4 million, or 21.1%, to $13.8 million for the nine months ended September 30, 2010 from $11.4 million for the 2010 period, as management deployed funds from increased deposits to purchase these securities. The average yield on our securities portfolio (excluding nontaxable investment securities) decreased by 126 basis points, to 2.75% for the nine months ended September 30, 2010 from 4.01% for the nine months ended September 30, 2009, resulting from lower market interest rates. Additionally, interest income on other interest earning assets, excluding FHLB of Dallas stock, increased $50,000, or 59.5%, to $134,000 for the nine months ended September 30, 2010 from $84,000 for the nine months ended September 30, 2009, as the average balance of these assets increased $17.2 million, or 108.9% to $33.0 million for the 2010 period from $15.8 million for the 2009 period.

Interest Expense.  Interest expense decreased $500,000, or 23.4%, to $1.6 million for the nine months ended September 30, 2010 from $2.1 million for the nine months ended September 30, 2009, as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits.  The decrease in interest expense resulted from a decrease in interest expense on deposits of $394,000 and a decrease in interest expense on Federal Home Loan Bank advances of $106,000. The average rate we paid on deposits decreased 44 basis points to 0.95% for the nine months ended September 30, 2010 from 1.39% for the nine months ended September 30, 2010, as we were able to reprice our deposits downward in the declining market interest rate environment. The average balance of interest-bearing deposits increased $20.2 million, or 12.5%, to $181.4 million for the nine months ended September 30, 2010 from $161.2 million for the nine months ended September 30, 2009. The increase in the average balance of our deposits resulted from increases in the average balance of our certificates of deposit, as well as in our core deposits, consisting of demand deposit accounts, money market accounts and savings accounts, reflecting our successful marketing efforts and increased core deposit balances from commercial loan customers.

The average balance of our certificates of deposit increased by $4.0 million, or 7.1%, to $60.0 million for the nine months ended September 30, 2010 from $56.0 million for the nine months ended September 30, 2009 due to our marketing efforts as well as seasonal deposit inflows.  However, the interest expense on our certificates of deposit declined from $1.2 million to $910,000, due to the significant decrease of 89 basis points in the cost of these deposits to 2.02% for the September 2010 period from 2.91% for the September 2009 period, reflecting lower market interest rates.  Interest-bearing demand deposit accounts increased $6.1 million, or 13.3%, to $52.0 million for the nine months ended September 30, 2010 from $45.9 million for the nine months ended September 30, 2009, as our customers increased their liquidity and we increased our cross-marketing efforts with our commercial customers.

Interest expense on our core deposits decreased $82,000 to $381,000 for the nine months ended September 30, 2010 from $463,000 for the nine months ended September 30, 2009, reflecting lower market interest rates.

Interest expense on borrowed funds, consisting entirely of Federal Home Loan Bank advances, decreased by $106,000, or 23.6%, to $344,000 for the nine months ended September 30, 2010 from $450,000 for the nine months ended September 30, 2009, reflecting the lower market interest rate environment.

Net Interest Income.  Net interest income increased by $291,000, or 5.1%, to $6.0 million for the nine months ended September 30, 2010 from $5.8 million for the nine months ended September 30, 2009, as our net interest-earning assets increased to $15.2 million from $13.3 million.  Partially offsetting the increase in net interest-earning assets was a 21 basis point decrease in our net interest rate spread to 3.62% from 3.83%, and a 23 basis point decrease in our net interest margin to 3.70% from 3.93%.  The decreases in our net interest rate spread and net interest margin reflected paydowns in higher-yielding fixed-rate loans during the low-interest rate environment and increases in our liquidity through increased cash and cash equivalents, as well as higher nonaccrual loans, which increased to $3.2 million at September 30, 2010 from $1.5 million at September 30, 2009.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.3 million for the nine months ended September 30, 2010 and a provision for loan losses of $499,000 for the nine months ended September 30, 2009. The primary reason for the increase in the provision for loan losses was an increase in our nonperforming loans. At September 30, 2010, nonperforming loans (including troubled debt restructurings not included in nonaccrual loans), totaled $4.4 million, or 2.5% of total loans, as compared to $3.3 million, or 2.0% of total loans, at September 30, 2009. The increase in nonperforming loans (including troubled debt restructurings not included in nonaccrual loans) was primarily in the commercial real estate loan portfolio, a higher risk portfolio as compared to one- to four-family residential mortgage loans.  The allowance for loan losses to total loans receivable increased to 1.12% at September 30, 2010 as compared to 0.46% at September 30, 2009.  There was no change in our underwriting standards or methodology between the 2010 and 2009 periods.  However, as a result of the general economic environment as well as a $604,000 loss that we incurred on a commercial real estate loan, management determined to increase the Bank’s gross allocation multipliers as well as its commercial loan experience ratios which resulted in the increased provision during the 2010 period.

The allowance for loan losses as a percentage of nonperforming loans increased to 44.8% at September 30, 2010 from 23.4% at September 30, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Noninterest Income.  Noninterest income increased by $195,000, or 11.1%, to $2.0 million for the nine months ended September 30, 2010 from $1.8 million for the nine months ended September 30, 2009.  The increase was primarily due to an increase in gains from the sale of investment securities and mortgage loans.

Noninterest Expense. Noninterest expense decreased $77,000, or 1.2%, to $6.4 million for the nine months ended September 30, 2010 from $6.5 million for the nine months ended September 30, 2009.  This decrease was primarily attributable to a decrease in compensation and benefits resulting from the reversal of a bonus accrual, and to a lesser extent, lower occupancy expenses and publicity and promotion expenses, partially offset by higher audit fees, outside consulting fees, stationery and supplies expenses and legal expenses incurred on one nonaccrual loan.

Income Tax Expense.  We recorded a $112,000 income tax expense for the nine months ended September 30, 2010 compared to a $229,000 income tax expense for the 2009 period, reflecting income of $317,000 before income tax expense during the 2010 period versus income before income tax expense of $560,000 for the nine months ended June 30, 2009. Our effective tax rate was 35.3% for the nine months ended September 30, 2010 compared to 40.9% for the nine months ended September 30, 2009.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)

Interest-earning assets:
Loans, net	172,201	2,481	5.76%	167,565	2,509	5.99%
Taxable investment securities	11,893	61	2.05%	13,930	117	3.36%
Nontaxable investment securities	2,089	19	3.64%	1,373	13	3.79%
Total other interest-earning assets	30,273	45	0.59%	14,439	26	0.72%
FHLB of Dallas stock	951	1	0.42%	1,070	-	0.00%
Total interest-earning assets	217,407	2,607	4.80%	198,377	2,665	5.37%
Non-interest-earning assets	10,109			9,474
Total assets	227,516			207,851

Interest-bearing liabilities:
Savings deposits	34,005	22	0.26%	33,108	21	0.25%
Money market	38,005	64	0.67%	29,433	86	1.17%
Demand deposit accounts	50,829	30	0.24%	44,741	36	0.32%
Certificates of deposit	62,253	294	1.89%	59,896	397	2.65%
Total deposits	185,092	410	0.89%	167,178	540	1.29%
Borrowings	15,985	113	2.83%	16,572	118	2.85%
Other liabilities	-	-		-	-
Total interest-bearing liabilities	201,077	523	1.04%	183,750	658	1.43%
Non-interest-bearing liabilities	9,102			7,058
Total liabilities	210,179			190,808
Equity	17,337			17,043
Total liabilities and equity	227,516			207,851

Net interest income		2,084			2,007
Net interest rate spread (2)			3.76%			3.94%
Net interest-earning assets (3)	16,330			14,627
Net interest margin (4)			3.83%			4.05%
Average interest-earning assets to interest-bearing liabilities			108.12%			107.96%

(footnotes on following page)

	For the Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)

Interest-earning assets:
Loans, net	169,689	7,244	5.69%	166,851	7,462	5.96%
Taxable investment securities	12,153	251	2.75%	10,504	316	4.01%
Nontaxable investment securities	1,691	48	3.78%	908	26	3.82%
Total other interest-earning assets	32,951	134	0.54%	15,822	84	0.71%
FHLB of Dallas stock	1,233	5	0.54%	1,266	3	0.32%
Total interest-earning assets	217,717	7,682	4.70%	195,351	7,891	5.39%
Non-interest-earning assets	9,874			9,555
Total assets	227,591			204,906

Interest-bearing liabilities:
Savings deposits	33,679	65	0.26%	32,055	61	0.25%
Money market	35,730	213	0.79%	27,195	266	1.30%
Demand deposit accounts	52,017	103	0.26%	45,900	136	0.40%
Certificates of deposit	59,950	910	2.02%	56,011	1,222	2.91%
Total deposits	181,376	1,291	0.95%	161,161	1,685	1.39%
Borrowings	21,190	344	2.16%	20,855	450	2.88%
Other liabilities	-	-		-	-
Total interest-bearing liabilities	202,566	1,635	1.08%	182,016	2,135	1.56%
Non-interest-bearing liabilities	7,781			5,909
Total liabilities	210,347			187,925
Equity	17,244			16,981
Total liabilities and equity	227,591			204,906

Net interest income		6,047			5,756
Net interest rate spread (2)			3.62%			3.83%
Net interest-earning assets (3)	15,151			13,335
Net interest margin (4)			3.70%			3.93%
Average interest-earning assets to interest-bearing liabilities			107.48%			107.33%

(1)	Yields and rates for the three and nine months ended September 30, 2010 and 2009 are annualized.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  For the nine months ended September 30, 2010, our liquidity ratio averaged 19.9%.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2010.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $25.3 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $12.9 million at September 30, 2010.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Statements of Cash Flows included in our financial statements.

At September 30, 2010, we had $9.8 million in loan commitments outstanding, including $5.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2010 totaled $42.0 million, or 21.2% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the nine months ended September 30, 2010 and 2009 we originated $64.8 million and $58.5 million of loans, respectively.  We purchased $8.2 million and $10.0 million of securities during the nine months ended September 30, 2010 and 2009, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We had a net increase in total deposits of $25.6 million and $29.5 million for the nine months ended September 30, 2010 and 2009, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.  Borrowings decreased by $6,000 and $14.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds.  Federal Home Loan Bank advances were $16.0 million at September 30, 2010, unchanged from December 31, 2009.  Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase investment securities. At September 30, 2010, we had remaining credit available under the FHLB of Dallas program of $79.4 million.

SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, SharePlus Federal Bank exceeded all regulatory capital requirements.  SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See Note 7 — Regulatory Matters of the notes to the financial statements.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.

Nonperforming Loans.  At September 30, 2010, our nonaccrual loans totaled $3.2 million. The largest nonaccrual loan consisted of a purchased participation from a third-party lender (“lead bank”).  This loan has an outstanding balance of $2.6 million, of which SharePlus’ outstanding balance is $2.1 million. This loan is secured by raw land in Carrollton, Texas, which, at February 17, 2010 had a total appraised value of $2.0 million. At September 30, 2010, we had a specific allowance for this loan of $604,000. The borrower filed for Chapter 11 bankruptcy protection on March 1, 2010.  The lead bank has entered into an agreement under which the note will be sold at a discount to par which would result in a recovery of $93,000 of the Bank’s specific allowance.  This transaction is expected to close by November 30, 2010.  Until October 31, 2010 the borrower is obligated to make monthly adequate protection payments to the Bank.  The borrower is current on these payments.

For the nine months ended September 30, 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $156,000.  Interest income recognized on such loans for the nine months ended September 30, 2010 was $15,000.

At September 30, 2010, we had a total of 23 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.

Thirteen of these loans are consumer loans (12 automobile loans and 1 unsecured loan), with an aggregate loan balance of $67,000, and were made to individuals who have declared personal bankruptcy.  All of these loans were being monitored on our Watch List at September 30, 2010 with allowance for losses established for each of these loans.  Eight of these loans, with an aggregate balance of $158,000 are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a commercial real estate loan collateralized by a building with a principal loan balance of $531,000. Management continues to monitor the Bank’s collateral position on this loan and has taken a specific allowance of $53,000; however, due to the borrower’s financial situation, management believes the borrower may not make future scheduled repayments on the loan.  One of these loans is secured by business equipment, including furniture, fixtures and equipment with a principal balance of $125,000.  Management continues to monitor the Bank’s collateral position on this loan and has taken a specific allowance of $25,000; however, due to the borrower’s financial situation, management believes the borrower may not make future scheduled repayments on the loan.

Troubled Debt Restructurings.  Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates.  At September 30, 2010, we had $1.2 million of troubled debt restructurings (not included in nonaccrual loans) related to 20 consumer loans totaling $168,000 and 5 residential loans totaling $1.1 million.  Of this $1.2 million in troubled debt restructurings (not included in nonaccrual loans), 8 loans totaling $522,000 were past due between 30-89 days.

Real Estate Owned and Foreclosed Assets.  At September 30, 2010, we had $6,000 in real estate owned and other repossessed assets.

Classification of Assets.  Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of September 30, 2010, we had $1.4 million of assets designated as special mention with specific allowance of $48,000.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  When we classify a problem asset as doubtful, we charge the asset off.  For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at September 30, 2010, substandard assets amounted to $11.7 million with specific allowance of $869,000.  Doubtful assets at September 30, 2010 were $1,000 with specific allowance of $1,000.  There were no loss assets at September 30, 2010.

As of September 30, 2010, our largest substandard asset was a $2.1 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas.  The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 and the loan to cost value was 67% at the time the loan was originated. The land was re-appraised in April 2010 for $2.6 million, and no sales have occurred due to the general market downturn.  The loan is structured on a five-year term, with interest payable quarterly and a minimum 5% principal reduction, from sales or investor contribution, due at the end of each of years 3 and 4.  The loan has performed in accordance with its interest repayment terms. The first principal payment is due in February 2011.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.  Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements:  (1) specific allowances for impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Identified Problem Loans.  We establish a specific allowance when loans are determined to be impaired.  Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.  In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not evaluated for impairment to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets.  This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, adjusted for qualitative factors that could impact the allowance for loan losses.  These qualitative factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment. Although our policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, we have historically evaluated every loan classified as substandard, regardless of size, for impairment in establishing a specific allowance.

In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review our allowance for loan losses.  Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The increase in substandard, nonperforming, and impaired loans has affected the level of the allowance for loan losses at September 30, 2010.  The allowance for loan losses increased $1.1 million, or 112.0%, to $2.0 million at September 30, 2010 from $940,000 at December 31, 2009.  Substandard loans increased to $11.7 million at September 30, 2010 from $6.7 million at December 31, 2009.  Nonperforming loans, including troubled debt restructurings not included in nonaccrual loans, increased to $4.4 million at September 30, 2010 from $3.4 million at December 31, 2009 resulting primarily from a $737,000 increase in nonaccrual commercial real estate loans, a decrease in troubled debt restructurings of $468,000 and a $761,000 increase in nonaccrual one- to four-family residential mortgage loans. Nonperforming loans are evaluated to determine impairment.

Impaired loans with specific valuation allowances were $3.2 million at September 30, 2010, and the related specific valuation allowance for loan losses was $818,000.  Impaired loans without specific valuation allowances were $3.5 million at September 30, 2010.

At September 30, 2010, we had $3.2 million in loans underwritten with limited documentation.

Appraisals are performed by a rotating list of independent, certified appraisers to obtain fair values on non-homogenous loans secured by real estate.  The appraisals are generally obtained when market conditions change, annually for criticized loans, and at the time a loan becomes impaired.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.

There were no changes in our nonaccrual or charge-off policies during the nine months ended September 30, 2010 or 2009. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.  Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 6 – Financial Instruments with Off-Balance Sheet Risk of the notes to the financial statements.

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

Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)
The Company filed a registration statement on Form S-1 (333-167967) on July 2, 2010, as amended, which was declared effective on August 12, 2010.  The Company’s stock offering was completed on October 29, 2010.  Estimated net proceeds from the sale of common stock of $14.8 million have been temporarily deposited in federal funds sold.  On a longer-term basis, the Company may deploy a portion of the net offering proceeds to fund new loans, invest in mortgage-backed securities, collateralized mortgage obligations, municipal obligations, United States government-sponsored agencies, and acquire other financial institutions or other financial service companies.  There can be no assurance that we will be able to effectively deploy the net offering proceeds.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

2.0	Plan of Conversion. (1)
3.1	Articles of Incorporation of SP Bancorp Inc. (1)
3.2	Bylaws of SP Bancorp, Inc. (1)
4.0	Stock Certificate of SP Bancorp, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference into this document from the Exhibits filed with the Securities Exchange Commission in the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-167967.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP BANCORP, INC.
Date: November 15, 2010	By:	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: November 15, 2010		/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey Weaver, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of SP Bancorp, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 15, 2010	By:	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Suzanne C. Salls, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of SP Bancorp, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 15, 2010	By:	/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer

Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Jeffrey Weaver, President and Chief Executive Officer of SP Bancorp, Inc., (the “Company”) and Suzanne C. Salls, Senior Vice President and Chief Financial Officer of the Company, each certify in his and her capacity as an officer of the Company that they have reviewed the quarterly report on Form 10-Q for the quarter ended September 30, 2010 (the “Report”) and that to the best of their knowledge:

1.	the Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 15, 2010	By:	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: November 15, 2010		/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.