Form 10-K
period 2010-12-31
SP Bancorp, Inc.
filed 2011-03-29
CIK 1493182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal ended December 31, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-34933
SP BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3347359

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5224 West Plano Parkway, Plano Texas	75093

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 931-5311
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

(Title of each class to be registered)	(Name of each exchange on which
each class is to be registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
There was no outstanding voting common equity of the Registrant as of June 30, 2010. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 22, 2011, as reported by the Nasdaq Stock Market, was approximately $16.4 million.
As of March 22, 2011, there was issued and outstanding 1,725,000 shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
(1) Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

PART I
ITEM 1. Business
This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:
•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the asset quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer and business spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and
•	changes in the financial condition or future prospects of issuers of securities that we own.
Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
SP Bancorp, Inc.
SP Bancorp, Inc. (sometimes referred to herein as “we” or “us”) was incorporated as a Maryland corporation on June 16, 2010 and owns all of the outstanding shares of common stock of SharePlus Federal Bank as a result of the conversion from mutual to stock form of SharePlus Federal Bank on October 29, 2010. In the offering, SP Bancorp, Inc. issued a total of 1,725,000 shares of its common stock for an aggregate of $17.25 million in total offering proceeds.
SP Bancorp, Inc. has not engaged in any business to date other than owning the common stock of SharePlus Federal Bank.
As of December 31, 2010, we had $238.8 million of total assets, $194.7 million of loans, net, including loans held for sale, $188.2 million of deposits and $32.1 million of total stockholders’ equity on a consolidated basis.
Information in this Annual Report on Form 10-K prior to the completion of our initial public offering on October 29, 2010, including consolidated financial data presented as of and for the years ended December 31, 2009 and earlier, refers to SharePlus Federal Bank.
Our executive offices are located at 5224 W. Plano Parkway, Plano, Texas 75093. Our telephone number at this address is (972) 931-5311. Our website address is www.shareplus.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.
SharePlus Federal Bank
SharePlus Federal Bank is a federally chartered savings bank headquartered in Plano, Texas. SharePlus Federal Bank was originally chartered in 1958 as a federal credit union serving the employees and family members of Frito-Lay, Inc. Over the years and through a series of mergers, the credit union also grew to serve the employees and family members of YUM! Brands, Inc., A&W Restaurants, Inc., KFC Corporation, Long John Silvers, Inc., Pizza Hut, Inc., Taco Bell Corp., and various PepsiCo divisions, as well as dozens of other companies that provided credit union benefits to their employees. Throughout this Annual Report on Form 10-K, these companies are sometimes referred to as our former sponsor companies.
We converted to a federal savings bank on October 1, 2004. The objective of the charter conversion was to implement our business strategy of broadening our banking services into residential mortgage lending as well as commercial real estate and commercial business lending. This has allowed us to better serve the needs of our customers and the local communities in which we operate, compete more effectively with other financial service providers, and have access to the capital markets through a potential stock offering.

We provide financial services to individuals, families and businesses through our seven banking offices. Four of our branch offices are located in and around our headquarters in Plano, Texas. Additionally, two of our branches are located in Louisville, Kentucky and one is located in Irvine, California. Five of our seven branch offices are located within corporate facilities of our former sponsor companies. Because of their location within corporate offices, the substantial majority of the customers of these branches are employees of these former sponsor companies. During the first quarter of 2011, one of our Dallas branch offices located in a former sponsor company facility relocated to Plano, Texas. Upon the relocation, we converted this branch from a full-service office to an administrative office.
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, home equity loans and lines of credit, commercial real estate loans, consumer loans (consisting primarily of automobile loans) and commercial business loans. At December 31, 2010, $173.2 million, or 88.3%, of our total loan portfolio was comprised of residential and commercial real estate loans. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third-party brokerage arrangement.
The majority of our residential and commercial real estate loans is originated through our Texas branch network and is collateralized by properties within this market area. Additionally, we are a preferred lender through various employee and executive relocation loan programs for certain of our former sponsor companies. Through these programs, we have the opportunity to provide loans on the primary residences of employees and executives who are being relocated by these companies, which resulted in a portion of our residential real estate loan portfolio being collateralized by properties outside of our Texas market area.
We also invest in investment securities, primarily consisting of government sponsored mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae and Freddie Mac, and to a lesser extent, municipal obligations and agency bonds.
We offer a variety of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit.
SharePlus Federal Bank’s executive offices are located at 5224 W. Plano Parkway, Plano, Texas 75093. Our telephone number at this address is (972) 931-5311. Our website address is www.shareplus.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.
Market Area
Dallas-Fort Worth Metroplex
Our primary market area includes the cities of Plano and Dallas and Collin County and Dallas County and adjacent communities in the Dallas-Fort Worth-Arlington metropolitan statistical area (“MSA”). This region is also known as the “Dallas-Fort Worth Metroplex” (or “DFW”) and encompasses 12 counties in North Texas: Collin, Dallas, Delta, Denton, Ellis, Hunt, Johnson, Kaufman, Parker, Rockwall, Tarrant, and Wise Counties. The city of Plano is an affluent suburb, north of Dallas and is the ninth largest city in the state.
In 2005, Plano was designated as the best place to live in the Western United States by CNN Money magazine. In 2006, Plano was selected as the 11th best place to live in the United States by CNN Money magazine. Plano has been rated as the wealthiest city in the United States by CNN Money. In 2008, Forbes.com selected Plano as one of the three “Top Suburbs to Live Well” of Dallas. The United States Census Bureau declared Plano the wealthiest city of 2008 by comparing the median household income for all U.S. cities whose populations were greater than 250,000.

Plano is the corporate headquarters for some of the country’s largest and most recognized companies with the following companies having their headquarters (or major regional offices) in Plano: Adams Golf, Capital One Auto Finance, Dr Pepper Snapple Group (formerly Cadbury Schweppes Americas Beverages), Cinemark Theatres, HP Enterprise Services, Frito Lay, J.C. Penney, Dell Perot Systems and Rent-A-Center.
The total area of the DFW Metroplex contains 9,103 square miles. Its size makes it larger than the area of Rhode Island and Connecticut combined. The DFW Metroplex produces approximately 32% of the Texas gross state product.
The population of the DFW Metroplex was estimated at 6.5 million in 2010 and is projected to grow by 10.1% over the five-year period from 2010 to 2015. The population expansion in the DFW Metroplex exceeded the national and state population growth rates from 2000 to 2010 and is expected to continue to sustain this trend. The population in Collin County was estimated at approximately 810,069 in 2010 and has experienced significant growth in recent years. The Collin County population increased by 64.8% in the 2000 to 2010 period and is projected to increase by 18.5% in the 2010 to 2015 period. The median age in the DFW Metroplex at 33.5 years was younger than the national median of 37.0 years and comparable to the state median of 33.7 years.
The median household income in the DFW Metroplex was $63,064 in 2010 which exceeded the national and state medians of $54,442 and $51,960, respectively. The median household income in Collin County and the city of Plano was $96,146 and $105,329, respectively. The percentage of households with incomes of greater than $100,000 was 24.7% in the DFW Metroplex and 48.5% in Collin County, compared to 18.8% for the United States and 18.0% for Texas. The concentration of higher household incomes in the DFW Metroplex is attributable partially to its diverse economic base and greater employment in white collar industry sectors.
In addition to serving the DFW Metroplex, we also serve retail customers (primarily employees of our former sponsor companies) through branches that are located in corporate facilities of our former sponsor companies in Louisville, Kentucky and Irvine, California.
Irvine, California
Irvine is located in Orange County, California which was developed in the 1960s as a planned community.
In 2010, the population of Irvine was estimated at 194,000 and is projected to grow by 7.5% over the next five-year period. From 2000 through the end of 2009, the population expansion in Irvine exceeded the national and state population growth rates. With a median age of 35.2 years, Irvine was younger than the national median of 37.0 years and comparable to the California state median of 34.4 years.
The median household income in Irvine was $96,801 in 2010 and positioned above the national and state medians of $54,442 and $60,992, respectively. The percentage of households with incomes of greater than $100,000 was 48.4% in Irvine, compared to 18.8% for the United States and 25.3% for California.

Irvine is home to several universities including the University of California, Irvine, as well as a number of corporations, particularly in the technology and semiconductor sectors.
Louisville, Kentucky
Louisville is the largest city in the state of Kentucky, and the county seat of Jefferson County, which is situated on the Ohio River in north-central Kentucky.
The population of Louisville was estimated at 250,000 in 2010 and is projected to remain relatively flat over the five-year period from 2010 to 2015. In 2010, the median age in Louisville was 37.8 years, similar to the national median of 37.0 years and the Kentucky state median of 38.2 years.
The median household income in Louisville was $37,929 in 2010 and positioned below the national and state medians of $54,442 and $43,765, respectively. The percentage of households with incomes of greater than $100,000 was 9.7%, compared to 18.8% for the United States and 11.7% for Kentucky.
Louisville is home to the University of Louisville and many major corporations and organizations.
Competition
We face intense competition in our market area both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.
Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. As of June 30, 2010, we ranked 24th in FDIC-insured deposit market share (out of 181 bank and thrift institutions with offices in the Dallas-Fort Worth-Arlington, Texas, MSA) with a 0.52% market share. Such data does not reflect deposits held by credit unions.
Lending Activities
Our principal lending activity is the origination of residential mortgage loans secured by residential real estate, commercial real estate and home equity loans, including lines of credit and home improvement loans, consumer loans (consisting primarily of automobile loans) and commercial business loans. The following table provides a historical breakdown of our loan portfolio at the end of each of our last five fiscal years.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential	$143,929	73.38%	$125,418	72.96%	$116,813	70.87%	$95,852	69.71%	$97,175	68.15%
Home equity (1)	10,112	5.15%	8,996	5.23	9,051	5.49	7,889	5.74	8,706	6.11
Commercial real estate	29,303	14.94%	22,615	13.16	17,498	10.62	5,551	4.04	—	—
Consumer loans:
Automobile and other vehicles	7,195	3.67%	9,892	5.75	15,525	9.42	22,618	16.45	30,551	21.42
Signature (2)	1,806	0.92%	2,072	1.21	2,533	1.54	2,559	1.86	3,403	2.39
Other (3)	1,334	0.68%	1,536	0.89	2,176	1.32	2,181	1.59	2,755	1.93
Commercial business loans	2,473	1.26%	1,369	0.80	1,225	0.74	848	0.61	—	—

Total loans	$196,152	100.00%	$171,898	100.00%	$164,821	100.00%	$137,498	100.00%	$142,590	100.00%

Other items:
Premiums on mortgage pools (4)	106		51		76		95		140
Deferred loan origination costs, net	532		458		515		550		684
Allowance for loan losses	(2,136)		(940)		(480)		(380)		(785)

Total loans, net	$194,654		$171,467		$164,932		$137,763		$142,629

(1)	Includes home equity loans, home equity lines of credit and home improvement loans.

(2)	Signature loans are unsecured.

(3)	Includes loans on recreational vehicles, boats, certificate of deposit and other securities and other secured loans.

(4)	Represents the premium over par value paid for purchased loans. The premium is amortized on a monthly basis as an adjustment to yield.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential		Home equity		Commercial real estate		Automobile and other vehicles
		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$8,435	4.15%	$7	7.80%	$5,855	6.59%	$502	6.53%
2012	288	6.25%	58	7.29%	5,112	7.68%	1,362	6.98%
2013	5	7.82%	179	6.37%	4,944	6.54%	1,588	6.52%
2014 to 2015	1,730	4.84%	467	6.34%	6,126	5.94%	3,187	5.66%
2016 to 2020	4,834	6.18%	1,976	6.73%	7,090	6.07%	542	5.64%
2021 to 2025	10,239	5.90%	2,327	7.29%	—	—	9	5.99%
2026 and beyond	118,398	5.18%	5,098	4.56%	176	6.51%	5	7.48%

Total	$143,929	5.20%	$10,112	5.74%	$29,303	6.51%	$7,195	6.16%

	Signature		Other		Commercial business loans		Total
		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,

2011	$82	7.89%	$352	5.07%	$1,395	5.77%	$16,628	5.26%
2012	218	12.34%	63	5.67%	268	6.75%	7,369	7.58%
2013	252	11.66%	175	7.11%	190	6.00%	7,333	6.71%
2014 to 2015	183	12.15%	354	6.35%	620	6.84%	12,667	5.88%
2016 to 2020	9	8.75%	177	5.90%	—	—	14,628	6.18%
2021 to 2025	39	9.10%	13	10.00%	—	—	12,627	6.17%
2026 and beyond	1,023	10.92%	200	5.75%	—	—	124,900	5.20%

Total	$1,806	11.13%	$1,334	5.97%	$2,473	6.16%	$196,152	5.53%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)

Mortgage loans:
One- to four-family residential	$46,546	$88,948	$135,494
Home equity	4,861	5,244	10,105
Commercial real estate	16,197	7,251	23,448
Consumer loans:
Automobile and other vehicles	6,693	—	6,693
Signature	1,557	167	1,724
Other	982	—	982
Commercial loans	—	1,078	1,078

Total loans	$76,836	$102,688	$179,524

One- to Four-Family Residential Mortgage Loans. At December 31, 2010, $143.9 million, or 73.4% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) underwriting standards (conforming loans) and non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years, and maximum loan amounts generally up to $1.0 million. As of December 31, 2010, we had 24 one- to four-family residential mortgage loans with balances greater than $1.0 million. At December 31, 2010, fixed-rate one- to four-family residential mortgage loans totaled $54.6 million and adjustable-rate one- to four-family residential mortgage loans totaled $89.3 million.
We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for three, five, seven or ten years and that amortize over a period up to 30 years. We do not offer discounted or lower introductory (‘teaser”) rates on our adjustable-rate mortgage loans.
Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae, Freddie Mac, FHA and VA guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes in most markets. However, it is not uncommon for single-family houses in parts of our Collin County and Dallas County market areas to have market prices well in excess of this amount. At December 31, 2010, we had 58 one- to four-family residential mortgage loans that had principal balances in excess of $750,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $267,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We typically originate adjustable-rate jumbo loans with an initial fixed-rate period of three, five, seven or ten years and which then adjust annually thereafter. Additionally, on occasion we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2010, our largest one- to four-family residential mortgage loan had an outstanding balance of $2.2 million, was secured by a single family residence in Dallas, Texas, and was performing in accordance with its terms.
We will originate first-lien mortgage loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrower obtains private mortgage insurance. We generally will not originate loans with a loan-to-value ratio in excess of 90%. On occasion we will originate a first-lien mortgage loan with a loan-to-value of 80% with a second-lien loan for an additional 10% loan-to-value with no private mortgage insurance. As of December 31, 2010, $3.5 million, or 2.4%, of our residential loan portfolio had loan-to-value ratios in excess of 90% without private mortgage insurance. These loans are reviewed quarterly by management and reported to the Board.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Generally, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years. We currently sell into the secondary mortgage market most of our long-term, fixed-rate one- to four-family residential mortgage loans with terms of 15 years or greater. Such loans are sold on a servicing-released basis without recourse but with early-payment default provisions (generally, if one of the first three or four payments becomes 90 days or more past-due, depending on the investor). No loans were required to be repurchased during 2009 or 2010. We will retain in our portfolio a small percentage of these long-term, fixed-rate loans if we determine that doing so is warranted due to the customer relationship.
We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from three to ten years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on the London Interbank Offered Rate (LIBOR), adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. Generally the initial change in interest rates on our adjustable-rate mortgage loans cannot exceed two percentage points, subsequent interest rate changes cannot exceed two percentage points and total interest rate changes cannot exceed six percentage points over the life of the loan.
Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans, primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for default and higher rates of delinquency. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Since changes in the interest rates on adjustable-rate mortgages may be limited by an initial fixed-rate period or by the contractual limits on periodic interest rate adjustments, adjustable-rate loans may not adjust as quickly to increases in interest rates as our interest-bearing liabilities.
We do not offer or purchase loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.
We require title insurance on all of our one- to four-family residential mortgage loans that exceed $100,000, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.
At December 31, 2010, we had no foreclosures secured by one- to four-family residences.
Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 15 years. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan.

Home equity lines of credit are generally originated as revolving lines with adjustable-rates of interest. At December 31, 2010, the outstanding balance of revolving home equity lines of credit totaled $5.2 million, or 2.6% of our total loan portfolio, and the outstanding balance of term home equity loans totaled $4.9 million, or 2.5% of our total loan portfolio.
Home equity loans secured by second mortgages have greater risk than residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.
Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings, retail centers, owner-occupied offices, condominiums, developed lots and land. Loans secured by commercial real estate totaled $29.3 million, or 14.9% of our total loan portfolio, at December 31, 2010, and consisted of 34 loans outstanding with an average loan balance of approximately $862,000. Commercial real estate loans that we originate are secured by properties located in Texas. We do not actively pursue commercial lending opportunities in our Louisville, Kentucky and Irvine, California market areas, but will consider commercial business loan requests from existing customers in these areas.
Our commercial real estate loans are generally written for terms of up to five years with a 20 year amortization schedule. The rates are generally tied to the prime interest rate as reported in The Wall Street Journal and generally have a specified minimum (“floor”) rate. Many of our adjustable-rate commercial real estate loans are not fully amortizing, and therefore require a single “balloon” payment at maturity. We also originate three to five year adjustable rate, fully amortizing commercial real estate loans. A portion of our commercial real estate loans are loans where we have provided permanent financing for borrowers following the completion of construction for which we previously provided construction financing.
In underwriting commercial real estate loans, we generally lend up to 80% of the property’s appraised value and up to 65% of the property’s appraised value if the property is undeveloped or unimproved land. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum percentage of 125%), computed after deduction for vacancy factors and property expenses we deem appropriate. Personal guarantees are typically obtained from commercial borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.
Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. At December 31, 2010, our largest commercial real estate loan had an outstanding balance of $2.2 million, was secured by a licensed day care facility and the personal guaranty of the owner of this facility, and was performing in accordance with its terms.

Consumer Loans. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. We also offer unsecured consumer loans. We offer our consumer loans primarily to customers in our market area surrounding our Plano headquarters as well as our market areas surrounding our Louisville, Kentucky and Irvine, California branch offices. Most of our consumer loans are secured by automobiles. At December 31, 2010, our consumer loan portfolio totaled $10.3 million, or 5.3% of our total loan portfolio, of which $7.2 million were automobile loans. All of our automobile loans are originated directly to the customer. We do not make indirect automobile loans through dealers.
Our secured consumer loans totaled $8.5 million, or 4.4%, of our total loan portfolio at December 31, 2010, and consisted principally of auto loans. Additional secured consumer loans included recreational vehicle, motorcycle and boat loans. At December 31, 2010, our unsecured consumer loans totaled $1.8 million, or 0.9%, of our total loan portfolio. These loans have either a fixed rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime interest rate as reported in The Wall Street Journal. At December 31, 2010, unfunded commitments on our unsecured lines of credit totaled $1.5 million.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Commercial Business Loans. We typically make various types of secured commercial business loans to customers in our Texas market areas for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from one year to five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime interest rate as reported in The Wall Street Journal and generally with specified floors. At December 31, 2010, we had 16 commercial business loans outstanding with an aggregate balance of $2.5 million, or 1.3% of our total loans. At December 31, 2010, the average commercial business loan balance was approximately $155,000.
Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans that we originate in each of our market areas are underwritten pursuant to our standard policies and procedures. In addition, our one- to four-family residential mortgage loans generally incorporate Fannie Mae, Freddie Mac, FHA and/or VA underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which can be affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate and commercial loans are generated by our internal business development efforts and referrals from professional contacts. Most of our originations of one- to four-family residential mortgage loans, consumer loans and home equity loans are generated by existing customers, referrals from real estate brokers, residential home builders, walk-in business and from our internet website, and with respect to our Texas market area, a small network of mortgage brokers.

Additionally, we participate with several of the former credit union’s sponsor companies as a preferred lender in employee loan programs and loan programs for executives who are being relocated throughout the United States through their employment with these companies. Through these programs, we have the opportunity to provide loans on the primary residences of employees and executives, which has resulted in a portion of our residential real estate loan portfolio being collateralized by properties outside of our Texas market area. Although our participation in these programs can result in our originating loans in locations that are not in one of our market areas, we underwrite these loans with the same standards as our in-market loans.
We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $43.4 million of one- to four-family residential mortgage loans (primarily fixed-rate loans, with terms of 15 years or longer and occasionally a conforming adjustable-rate loan) during the year ended December 31, 2010. We had $3.6 million in loans held for sale at December 31, 2010. Generally, we sell our residential mortgage loans on a servicing-released basis.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan.
SharePlus Federal Bank’s policies and loan approval limits are established by our Board of Directors. Our Senior Vice President of Commercial Lending may approve secured commercial loans up to $100,000 and unsecured commercial loans up to $25,000. Similarly, our Senior Vice President of Retail Lending has authority to approve secured consumer loans up to $125,000 and unsecured consumer loans up to $20,000. Consumer lending managers have authority to approve secured consumer loans up to $100,000 and unsecured consumer loans up to $10,000. Aggregate lending relationships in amounts up to $750,000 for residential mortgage loans and in amounts up to $250,000 for commercial loans may be approved by the President and Chief Executive Officer. All commercial and residential loans that result in aggregate indebtedness of up to $1.0 million must be approved or ratified by a majority of the Officers’ Loan Committee, consisting of our President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Retail Lending and Senior Vice President of Commercial Lending. Commercial and residential relationships in excess of $1.0 million and up to $3 million are approved by the Credit Policy Committee consisting of four outside directors and our President and Chief Executive Officer. All commercial and residential relationships in excess of $3,000,000 must be approved by the Board of Directors. All approved mortgage loans in excess of $417,000 and all commercial loans are reported to the Board of Directors upon approval at the next regularly scheduled board meeting.
We generally require appraisals of all real property securing loans from a rotating list of independent, licensed, third-party appraisers. All appraisers are approved by the Board of Directors annually.

Non-performing and Problem Assets
With respect to our residential mortgage loans and consumer loans, collection calls typically begin between the 10th and 15th day of delinquency. By the time a loan is 30 days past due, there will have been two to three delinquency notices sent as well as a minimum of two personal phone contact attempts from the assigned employee and/or an automated calling system. During each personal phone contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on, or before, the due date. Once a loan becomes 60 days delinquent, repossession typically commences, while foreclosures typically begin after the 90th day of delinquency. A summary report of all loans 30 days or more past due is provided monthly to our Board of Directors.
With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and contact delinquent borrowers immediately. Past due notices are typically sent to commercial real estate customers and commercial business customers when 15 days past due.
Loans are usually placed on non-accrual status when the payment of principal and/or interest is 90 days past due. Loans are placed on non-accrual status when it is determined collection of principal or interest is in doubt or if the collateral value is in jeopardy. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loans are typically returned to accrual status if unpaid principal and interest are repaid so that the loan is current.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2010		2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Mortgage loans:
One- to four-family residential	$1,704	(2)	$421	$578	$2,839	$179
Home equity	101		—	—	—	—
Commercial real estate	2,498	(3)	1,270 (1)	—	—	—
Consumer loans:
Automobile and other vehicles	20		7	27	52	47
Signature	—		13	5	21	3
Other	—		—	—	—	11
Commercial business loans	125		—	—	—	—

Total non-accrual loans	$4,448		$1,711	$610	$2,912	$240

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
One- to four-family residential	—		—	—	—	—
Home equity	—		—	—	—	—
Commercial real estate	—		—	—	—	—
Consumer loans:
Automobile and other vehicles	—		—	—	—	—
Signature	—		—	—	—	—
Other	—		—	—	—	—
Commercial business loans	—		—	—	—	—

Total loans delinquent 90 days or greater and still accruing	$—		$—	$—	$—	$—

Troubled debt restructurings, not included in non-accrual loans	997		1,717	860	189	100

Total non-performing loans	$5,445		$3,428	$1,470	$3,101	$340

Other real estate owned and repossessed assets:
Mortgage loans:
One- to four-family residential	—		—	—	521	148
Home equity	—		—	—	—	—
Commercial real estate	—		—	—	—	—
Consumer loans:
Automobile and other vehicles	—		—	8	—	49
Signature	—		—	—	—	—
Other	—		—	—	10	—
Commercial business loans	—		—	—	—	—

Total other real estate owned and repossessed assets	$—		$—	$8	$531	$197

Total non-performing assets	$5,445		$3,428	$1,478	$3,632	$537

Ratios:
Non-performing loans to total loans	2.78%		1.99%	0.89%	2.26%	0.24%
Non-performing assets to total assets	2.28%		1.65%	0.77%	2.17%	0.30%

(1)	Represents a loan in which SharePlus Federal Bank participates but is not the lead lender. At December 31, 2009, this loan was current but was deemed non-performing because the lead lender had categorized the loan as substandard, non-accrual.

(2)	Includes two loans with outstanding balances totaling $399,000 that were foreclosed during the first quarter of 2011.

(3)	Includes one loan totaling $2.0 million that was foreclosed during the first quarter of 2011.

For the year ended December 31, 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $235,000. Interest income recognized on such loans for the year ended December 31, 2010 was $62,000.
At December 31, 2010, our non-accrual loans totaled $4.4 million. The non-accrual loans consisted primarily of two commercial real estate loans, one of which is a purchased participation from a local community bank. The first loan has an outstanding balance of $2.4 million, of which SharePlus’ outstanding balance is $2.0 million. This loan is secured by undeveloped land in Carrollton, Texas and, in February, 2010 had a total appraised market value of $2.0 million. A subsequent appraisal obtained in January, 2011 supported this value. At December 31, 2010, we had a specific allowance of $490,000 for this loan. The borrower has declared bankruptcy and we foreclosed on the loan in February, 2011. The second loan has an outstanding balance of $531,000 and is secured by a retail center in Sherman, Texas. At December 31, 2010, we had a specific allowance of $136,000 for this loan. The most recent appraisal in December, 2009 indicated a value of $800,000. This loan is a second lien with the first lien held by another bank with an outstanding balance of $210,000. The borrower has declared bankruptcy and we anticipate buying out the first lien on the property then foreclosing sometime in the second quarter of 2011. The remainder of the non-accrual loans consists primarily of one commercial loan with a principal amount of $125,000 and 11 one-to-four family real estate loans with an aggregate outstanding balance of $1.7 million.
At December 31, 2010, we had a total of 23 loans that were not currently classified as non-accrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings. Nine of these loans are automobile loans, with an aggregate loan balance of $48,000, and were made to individuals who have declared personal bankruptcy. All of these loans were being monitored on our Watch List and at December 31, 2010 we had loss allowances established for each of these loans. Nine of these loans, with an aggregate balance of $229,000, are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. Three of these loans are commercial real estate loans totaling $5.5 million secured by land and were either current or in process of modification at December 31, 2010. Concerns generally stem from the nature of the collateral and the lack of sales activity in the market. However, recent appraisals on all three properties indicate that the Bank is well collateralized. One of these loans is a commercial real estate loan collateralized by a building with a principal loan balance of $1.6 million. Management believes that the borrower will successfully re-tenant the building after the prior tenant filed bankruptcy in October, 2010. However management has increased monitoring on the loan, which is current according to its terms. One of these loans is a commercial real estate loan totaling $1.9 million which has been impacted by slow leasing activity and rental rates below original projections at the time of origination. This loan is current and continues to maintain significant interest reserves at the Bank.
Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower remain current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans, or modify the interest rates on loans to rates that are below prevailing market rates. At December 31, 2010, we had $997,000 of troubled debt restructurings related to 18 consumer loans totaling $149,000 and 6 residential loans totaling $848,000. Of this $997,000 in troubled debt restructurings, 6 loans totaling $377,000 were past due between 30-89 days.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2010
Mortgage loans:
One- to four-family residential	16	$1,984	11	$1,704	27	$3,688
Home equity	3	51	3	101	6	152
Commercial real estate	2	1,844	2	2,498	4	4,342
Consumer loans:
Automobile and other vehicles	8	46	3	20	11	66
Signature	5	6	—	—	5	6
Other	—	—	—	—	—	—
Commercial business loans	—	—	1	125	1	125

Total loans	34	$3,931	20	$4,448	54	$8,379

At December 31, 2009
Mortgage loans:
One- to four-family residential	12	$1,616	10	$421	22	$2,037
Home equity	1	34	—	—	1	34
Commercial real estate	—	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	10	66	1	7	11	73
Signature	3	10	1	13	4	23
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	26	$1,726	12	$441	38	$2,167

At December 31, 2008
Mortgage loans:
One- to four-family residential	9	$3,674	6	$578	15	$4,252
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	13	127	5	27	18	154
Signature	14	31	1	5	15	36
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	36	$3,832	12	$610	48	$4,442

At December 31, 2007
Mortgage loans:
One- to four-family residential	11	$2,693	8	$2,839	19	$5,532
Home equity	2	109	—	—	2	109
Commercial real estate	—	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	34	314	4	52	38	366
Signature	29	39	3	21	32	60
Other	5	50	—	—	5	50
Commercial business loans	—	—	—	—	—	—

Total loans	81	$3,205	15	$2,912	96	$6,117

At December 31, 2006
Mortgage loans:
One- to four-family residential	5	$714	1	$179	6	$893
Home equity	2	27	—	—	2	27
Commercial real estate	—	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	15	98	3	47	18	145
Signature	14	25	5	3	19	28
Other	—	—	1	11	1	11
Commercial business loans	—	—	—	—	—	—

Total loans	36	$864	10	$240	46	$1,104

Total delinquent loans increased by $6.2 million to $8.4 million at December 31, 2010 from $2.2 million at December 31, 2009. The net increase in delinquent loans was due primarily to an increase of $4.3 million in commercial real estate loans and an increase of $1.7 million in one- to four-family mortgage loans.
Other Real Estate Owned and Repossessed Assets. Other real estate owned is recorded at fair value less estimated costs to sell the property. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At December 31, 2010, we had no other real estate owned or repossessed assets.
Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2010, we had $2.8 million of assets designated as special mention.
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2010, classified assets consisted of $12.1 million of substandard assets, $2,000 of doubtful assets and no loss assets.

As of December 31, 2010, our largest substandard asset was a $2.1 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas. The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 with a loan to cost value of 67% at the time the loan was originated. The land was re-appraised in April 2010 for $2.6 million, and at that date no sales had occurred due to the general market downturn. The loan is structured on a five-year term, with interest payable quarterly and a minimum 5% principal reduction, from sales or investor contribution, due at the end of each of years 3 and 4. The loan had performed in accordance with its repayment terms through December 31, 2010. We identified the loan as special mention in December 2009, recognizing the source of repayment through timely sale of the land had been significantly extended. The loan was further classified to substandard in March 2010 as market conditions, in management’s opinion, have not significantly improved. The Bank is currently working with the borrower to reduce the principal balance on this loan and revise the terms to allow for continued performance and additional time to market the property.
Allowance for Loan Losses
Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
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
General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as substandard to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment. Although our policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, we have historically evaluated every loan classified as substandard, regardless of size, for impairment in establishing a specific allowance.

In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on its judgments of information available to it at the time of its examination.
The increase in substandard, non-performing, and impaired loans has affected the level of the allowance for loan losses at December 31, 2010. The allowance for loan losses increased $1.2 million to $2.1 million at December 31, 2010 from $940,000 at December 31, 2009. Substandard loans increased to $12.1 million at December 31, 2010 from $6.7 million at December 31, 2009. Non-performing loans, including troubled debt restructurings not included in non-accrual loans, increased to $5.4 million at December 31, 2010 from $3.4 million at December 31, 2009 resulting primarily from a $1.2 million increase in non-performing commercial real estate loans. Non-performing loans are evaluated to determine impairment. Loans that are found to be impaired are individually assessed and a specific valuation allowance is applied. Impaired loans at December 31, 2010 totaled $7.4 million. Impaired loans with specific valuation allowances were $3.7 million at December 31, 2010, and the related specific valuation allowance for loan losses was $929,000. Impaired loans without specific valuation allowances were $3.7 million at December 31, 2010
At December 31, 2010, we had $2.9 million in loans underwritten with limited documentation. No loans with limited documentation have been originated since 2007.
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
There were no changes in our non-accrual or charge-off policies during the years ended December 31, 2010 or 2009. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$940	$480	$380	$785	$531

Charge-offs:
Mortgage loans:
One- to four-family residential	252	57	99	1,005	186
Home equity	—	—	—	—	6
Commercial real estate	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	13	116	23	27	23
Signature	44	38	85	59	45
Other	15	34	98	69	—
Commercial business loans	—	—	—	—	—

Total charge-offs	$324	$245	$305	$1,160	$260

Recoveries:
Mortgage loans:
One- to four-family residential	41	—	—	—	—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	17	6	3	—	—
Signature	3	12	11	6	22
Other	2	—	—	—	—
Commercial business loans	—	—	—	—	—

Total recoveries	$63	$18	$14	$6	$22

Net charge-offs	(261)	(227)	(291)	(1,154)	(238)
Provision for loan losses	1,457	687	391	749	492

Balance at end of year	$2,136	$940	$480	$380	$785

Ratios:
Net charge-offs to average loans outstanding	0.15%	0.14%	0.20%	0.84%	0.18%
Allowance for loan losses to non-performing loans at end of year	39.23%	27.42%	32.65%	12.25%	230.88%
Allowance for loan losses to total loans at end of year	1.09%	0.55%	0.29%	0.28%	0.55%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)

Mortgage loans:
One- to four-family residential	$736	73.4%	$455	73.0%	$220	70.9%
Home equity	60	5.1	33	5.2	17	5.5
Commercial real estate	1,081	14.9	293	13.1	61	10.6
Consumer loans:
Automobile and other vehicles	85	3.7	107	5.8	135	9.4
Signature	27	0.9	23	1.2	24	1.6
Other	16	0.7	17	0.9	19	1.3
Commercial business loans	131	1.3	12	0.8	4	0.7

Total	$2,136	100.0%	$940	100.0%	$480	100.0%

	At December 31,
	2007		2006
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)

Mortgage loans:
One- to four-family residential	$147	69.7%	$473	68.2%
Home equity	12	5.7	13	6.1
Commercial real estate	20	4.0	—	—
Consumer loans:
Automobile and other vehicles	158	16.5	249	21.4
Signature	27	1.9	28	2.4
Other	15	1.6	22	1.9
Commercial business loans	1	0.6	—	—

Total	$380	100.0%	$785	100.0%

The allowance for loan losses increased $1.2 million to $2.1 million at December 31, 2010 from $940,000 at December 31, 2009. At December 31, 2010, the allowance for loan losses represented 1.09% of total loans compared to 0.55% of total loans at December 31, 2009. Included in the allowance for loan losses at December 31, 2010 were specific allowances for loan losses of $929,000 related to 15 impaired loans with balances totaling $3.7 million. The allowance for loan losses at December 31, 2009 included a $168,000 specific allowance for loan losses on 11 impaired loans with a balance of $562,000.
Of the $1.2 million increase in the allowance for loan losses, $545,000 resulted from adjustments to the experience loss ratios for uncertainties as a result of a higher level of delinquencies, concentrations of credit and changes in current economic conditions as they relate in particular to commercial real estate loans and commercial business loans. The remaining $649,000 was related to an increase in loans classified as substandard and an increase in impaired loans.

Investments
The asset/liability management committee (“ALCO Committee”), consisting of two outside directors, our President and Chief Executive Officer, our Chief Financial Officer, the Vice President of Operations and the Controller, has primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors. Authority to make investments under approved guidelines is delegated to the Investment Committee, comprised of our President and Chief Executive Officer and our Chief Financial Officer. All investment transactions are reported to the ALCO Committee at its next meeting.
The investment policy is reviewed at least annually by the full board of directors. This policy dictates that investment decisions be made based on minimizing exposure to credit risk, liquidity requirements, potential returns and consistency with our interest rate risk management strategy.
Our current investment policy permits us to invest in any legally permissible investment security, including mortgage-backed securities, including pass-through securities, insured and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by Government entities or Government-sponsored enterprises and private issuers, as well as investment grade bank-qualified municipal securities and investment grade corporate debt securities.
Our current investment policy does not permit speculative trading, repurchase agreement or reverse repurchase agreements, short sales, options, mortgage derivative products and other financial derivative products or purchases of high-risk mortgage securities. As a federal savings bank, SharePlus Federal Bank is generally not permitted to invest in equity securities, although this general restriction will not apply to SP Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval.
We designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio.
Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae or the Small Business Association (“SBA”). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, Ginnie Mae or SBA.
Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as SharePlus Federal Bank. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since generally there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital ratio.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
CMOs. CMOs are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.
All of the mortgage-backed securities and CMOs owned by SharePlus Federal Bank are guaranteed by the U.S. Government or agencies thereof or by government sponsored enterprises.
Municipal Obligations. We invest in state, county and school district municipal bonds both general obligation and revenue bonds, with maturities of up to 20 years. Our policy allows us to purchase such securities after the credit-worthiness of the issuer is established. No more than 15% of our capital can be invested in obligations of any one municipality or other state or local government.
Agency Securities. While United States Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and as collateral for borrowings.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Securities available for sale:
Agencies	$—	$—	$2,499	$2,457	$—	$—
Municipal securities	3,746	3,585	1,370	1,362	482	486
Collateralized mortgage obligations	10,447	10,488	1,820	1,851	2,221	2,237
Mortgage-backed securities	8,021	8,003	7,667	7,822	5,200	5,325

Total securities available for sale	$22,214	$22,076	$13,356	$13,492	$7,903	$8,048

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2010 are summarized in the following table. At such date, all of our securities were held as available-for-sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)

Securities available for sale:

Municipal securities	$—	—%	$—	—%	$446	3.32%	$3,300	3.65%	$3,746	$3,585	3.61%

Collateralized mortgage obligations	—	—	—	—	—	—	10,447	2.98	10,447	10,488	2.98
Mortgage-backed securities	—	—	—	—	1,482	2.81	6,539	3.06	8,021	8,003	3.01

Total securities available for sale	$—	—%	$—	—%	$1,928	2.93%	$20,286	3.11%	$22,214	$22,076	3.10%

Sources of Funds
General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of Dallas to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, Federal Home Loan Bank of Dallas advances, retained earnings and income on other earning assets.
Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand deposit accounts, money market accounts and certificates of deposit. At December 31, 2010, we had $613,000 in brokered deposits. All of our brokered deposits are through the Certificate of Deposit Account Registry Service (“CDARS”) network. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we use the CDARS network to place the funds into certificates of deposit issued by banks in the network so that the full amount of the deposit is insured by the FDIC. The CDARS network matching system allows network members to exchange funds for a fee. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of the original deposit comes back to us.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.
At December 31, 2010, we had a total of $62.3 million in certificates of deposit, of which $44.3 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2010			2009			2008
			Weighted			Weighted			Weighted
	Balance	Percent	Average Rate	Balance	Percent	Average Rate	Balance	Percent	Average Rate

Deposit type:
Non-interest bearing demand	$6,370	3.37%	—%	$4,222	2.53%	—%	$3,093	2.13%	—%
Interest-bearing demand deposits	51,875	27.48	0.25	45,944	27.51	0.38	42,345	29.14	0.60
Money market deposits	36,471	19.32	0.71	27,788	16.64	1.24	27,290	18.78	2.43
Savings	33,319	17.65	0.26	32,140	19.25	0.26	31,658	21.79	0.28
Certificates of deposit	60,758	32.18	1.95	56,906	34.07	2.78	40,934	28.16	3.84

Total deposits	$188,793	100.00%	0.88%	$167,000	100.00%	1.31%	$145,320	100.00%	1.77%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $100,000 was approximately $33.0 million. The following table sets forth the maturity of those certificates as of December 31, 2010.

At
December 31, 2010
(In thousands)

Three months or less	$2,748
Over three months through six months	4,934
Over six months through one year	14,446
Over one year to three years	7,702
Over three years	3,130

Total	$32,960

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)

INTEREST RATE:
Less than 2.00%	$44,796	$24,765	$—
2.00% -2.99%	13,327	21,251	18,275
3.00% -3.99%	3,494	9,724	12,821
4.00% -4.99%	638	2,595	10,710
5.00% and above	—	—	525

Total	$62,255	$58,335	$42,331

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2010
	Period to Maturity
	Less Than	More Than	More Than
	or Equal to	One to	Two to	More Than		Percent of
	One Year	Two Years	Three Years	Three Years	Total	Total
	(Dollars in thousands)

Interest Rate Range:
Less than 2.00%	$35,295	$6,522	$1,291	$1,688	$44,796	71.96%
2.00% to 2.99%	7,221	3,072	1,256	1,778	13,327	21.41%
3.00% to 3.99%	1,291	385	557	1,261	3,494	5.61%
4.00% to 4.99%	526	77	35	—	638	1.02%

Total	$44,333	$10,056	$3,139	$4,727	$62,255	100.00%

Borrowings. Our borrowings primarily consist of advances from the Federal Home Loan Bank of Dallas. At December 31, 2010, we had access to additional Federal Home Loan Bank advances of up to $100.3 million with the purchase of additional FHLB stock. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$15,987	$15,995	$30,534
Average balance during year	$19,877	$24,279	$13,791
Maximum outstanding at any month end	$15,998	$34,202	$30,534
Weighted average interest rate at end of year	2.27%	2.34%	2.56%
Average interest rate during year	2.30%	2.34%	3.53%
Subsidiary Activities
SharePlus Federal Bank is the wholly owned subsidiary of SP Bancorp, Inc. SharePlus Federal Bank has no subsidiaries.
SUPERVISION AND REGULATION
General
SharePlus Federal Bank is supervised and examined by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. SharePlus Federal Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. SharePlus Federal Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines SharePlus Federal Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. SharePlus Federal Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of SharePlus Federal Bank’s loan documents.
Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on SP Bancorp, Inc., SharePlus Federal Bank and their operations.
Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, are transferred to the Comptroller of the Currency within one year of the July 21, 2010 date of enactment of the new legislation, unless extended by up to six months by the Secretary of the Treasury. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine federal savings associations and savings banks.

As a savings and loan holding company, SP Bancorp, Inc. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. SP Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. Moreover, under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their non savings association subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.
Certain of the regulatory requirements that are applicable to SharePlus Federal Bank and SP Bancorp, Inc. are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on SharePlus Federal Bank and SP Bancorp, Inc., and is qualified in its entirety by reference to the actual statutes and regulations. A description of the Office of Thrift Supervision’s Acquisition of Control regulations may be found at “Restrictions on Acquisition of SP Bancorp, Inc.—Change in Control Regulations.”
New Federal Legislation
The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require SharePlus Federal Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like SP Bancorp, Inc., in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like SP Bancorp, Inc., unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to SharePlus Federal Bank, as described in “—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as SharePlus Federal Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
Federal Banking Regulation
Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, SharePlus Federal Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. SharePlus Federal Bank also may establish subsidiaries that may engage in activities not otherwise permissible for SharePlus Federal Bank, including real estate investment and securities and insurance brokerage.
Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.
The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.
At December 31, 2010, SharePlus Federal Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, SharePlus Federal Bank’s largest lending relationship with a single or related group of borrowers totaled $2.4 million, which represented 8.2% of unimpaired capital and surplus. Therefore, SharePlus Federal Bank was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test. As a federal savings bank, SharePlus Federal Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, SharePlus Federal Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.
SharePlus Federal Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.
A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At December 31, 2010, SharePlus Federal Bank maintained approximately 85% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.
Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:
•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
•	the savings bank would not be at least adequately capitalized following the distribution;
•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or
•	the savings bank is not eligible for expedited treatment of its filings.
Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.
The Office of Thrift Supervision may disapprove a notice or application if:
•	the savings bank would be undercapitalized following the distribution;
•	the proposed capital distribution raises safety and soundness concerns; or
•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized. A savings bank may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.
Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.
Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. SharePlus Federal Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all FDIC-insured institutions to publicly disclose their rating.
Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as SharePlus Federal Bank. SP Bancorp, Inc. will be an affiliate of SharePlus Federal Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.
SharePlus Federal Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:
(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of SharePlus Federal Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by SharePlus Federal Bank’s Board of Directors.
Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of Thrift Supervision is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:
•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);
•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital and 6% total risk-based capital); and
•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At December 31, 2010, SharePlus Federal Bank met the criteria for being considered “well-capitalized.”
Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. Noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.
Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.
As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. Our total expense for the special assessment was $95,000.
In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points.
On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. We recorded the prepayment as a prepaid expense, which will be amortized to expense over three years. Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $991,000.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not believe we are taking or are subject to any action, condition or violation that could lead to termination of our deposit insurance.
The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%. Our expense for the assessment of deposit insurance and the FICO payments was $321,000 and $335,000 for 2010 and 2009, respectively.
Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program. The Debt Guarantee component of this program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution. We opted not to participate in this part of the Temporary Liquidity Guarantee Program.
The other component of the Temporary Liquidity Guarantee Program, the Transaction Account Guarantee Program, provided full federal deposit insurance coverage for noninterest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2010. A fee ranging from an annualized 15 to 25 basis points depending upon an institution’s risk profile, was assessed quarterly on balances in noninterest-bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000 insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted to participate in this component of the Temporary Liquidity Guarantee Program. The Dodd Frank Act extended unlimited deposit insurance for certain non-interest bearing checking accounts from January 1, 2011 through December 31, 2012. The cost for that coverage will be part of the regular deposit insurance assessment and will not be assessed separately.
Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Federal Home Loan Bank System. SharePlus Federal Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, SharePlus Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2010, SharePlus Federal Bank was in compliance with this requirement.

Other Regulations
Interest and other charges collected or contracted for by SharePlus Federal Bank are subject to state usury laws and federal laws concerning interest rates. SharePlus Federal Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The operations of SharePlus Federal Bank also are subject to the:
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation
General. SP Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, SP Bancorp, Inc. is registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over SP Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. However, under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board no later than one year from the effective date of the legislation, subject to extension of up to six months if requested by the Secretary of the Treasury.
Permissible Activities. Under present law, the business activities of SP Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.
Federal law prohibits a savings and loan holding company, including SP Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.
The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws
We filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of the shares of common stock issued pursuant to the recent stock offering. Additionally, our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting requirements beginning with the fiscal year ending December 31, 2011 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations. As a smaller reporting company, our independent registered public accounting firm will not be required to render an attestation report as it relates to internal control over financial reporting.
TAXATION
Federal Taxation
General. SP Bancorp, Inc. and SharePlus Federal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to SP Bancorp, Inc. and SharePlus Federal Bank.

Method of Accounting. For federal income tax purposes, SharePlus Federal Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2010, SharePlus Federal Bank had no minimum tax credit carryforward.
Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2010, SharePlus Federal Bank had no net operating loss carryforward for federal income tax purposes.
Corporate Dividends. We may exclude from our income 100% of dividends received from SharePlus Federal Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns. SharePlus Federal Bank’s federal income tax returns have not been audited in the most recent five-year period.
State Taxation
In 2006 the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2010 was total revenue minus compensation.
Personnel
As of December 31, 2010, we had 58 full-time employees and 4 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Availability of Annual Report on Form 10-K
This Annual Report on Form 10-K is available on our website at www.shareplus.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A. Risk Factors
The presentation of Risk Factors is not required for smaller reporting companies like SP Bancorp, Inc.
ITEM 1B. Unresolved Staff Comments
Not applicable.
ITEM 2. Properties
We operate from our main office in Plano, Texas, and from our four branches located in the Dallas/Fort Worth Metroplex area and two branches in Louisville, Kentucky and one branch in Irvine, California. Five of our seven branches are located in corporate facilities of our former sponsor companies. The net book value of our premises, land and equipment was $4.6 million at December 31, 2010. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

		Year Acquired
Address	Leased or Owned	or Leased	Expires

Main Office:
5224 W. Plano Parkway	Owned	2002	N/A
Plano, TX 75093

Branch Offices:
2501 Oak Lawn Ave	Leased	2006	03/2017
Dallas, Texas 75219

7701 Legacy Drive	Leased	2004	12/2014
Plano, Texas 75024

5600 Headquarters Drive	Leased	2004	12/2014
Plano, Texas 75024

14841 North Dallas Parkway *	Leased	2005	12/2010
Dallas, Texas 75254

5200 Commerce Crossings	Leased	2005	05/2011
Louisville, Kentucky 40229

1900 Colonel Sanders Lane	Leased	2005	05/2011
Louisville, Kentucky 40213

1 Glen Bell Way	Leased	2005	01/2015
Irvine, California 92618

*	This branch was relocated to Plano, Texas in the first quarter of 2011. At that time, it was converted to an administrative office including an ATM with limited on-site services available from Bank personnel.
ITEM 3. Legal Proceedings
At December 31, 2010, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.
ITEM 4. [Removed and Reserved].

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market, Holder and Dividend Information. Our common stock is traded on the Nasdaq Stock Market under the symbol “SPBC.” The approximate number of holders of record of SP Bancorp, Inc.’s common stock as of December 31, 2010, was 343. Certain shares of SP Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. Shares of SP Bancorp, Inc. common stock did not begin trading until November 1, 2010.
SP Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by SP Bancorp, Inc. are dependent on dividends it receives from SharePlus Federal Bank, because SP Bancorp, Inc. has no source of income other than dividends from SharePlus Federal Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by SP Bancorp, Inc. and interest payments with respect to SP Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”
(b) Sales of Unregistered Securities. Not applicable.
(c) Use of Proceeds. On April 1, 2010, the Board of Directors of SharePlus Federal Bank adopted a plan of conversion pursuant to which SharePlus Federal Bank would convert from the mutual to the stock form of ownership, and SP Bancorp, Inc. would sell shares of common stock to the public. On July 2, 2010, SP Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-167967) with respect to the shares to be offered and sold pursuant to the stock issuance plan. SP Bancorp, Inc. registered for offer and sale 1,983,750 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on August 12, 2010.
The public stock offering closed on October 29, 2010, and on November 1, 2010 the common stock began trading on the Nasdaq Stock Market under the symbol “SPBC.”
In accordance with the plan of conversion and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of SharePlus Federal, SharePlus Federal Bank’s employee stock ownership plan and members of the general public. Sandler O’Neill & Partners, L.P. was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill & Partners, L.P. received fees of $454,000 and was reimbursed expenses of $125,000.
The stock offering was consummated through the sale of 1,725,000 shares of common stock at $10.00 per share. Net proceeds of $14.5 million were raised in the stock offering, after expenses related to the offering of approximately $1.9 million, including fees and expenses paid to Sandler O’Neill & Partners, L.P., and excluding $828,000 which was loaned by SP Bancorp, Inc. to a trust for the Bank’s ESOP. Of the $14.5 million, SP Bancorp, Inc. received $3.0 million and $11.5 million was contributed to SharePlus Federal Bank in the form of additional paid in capital.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
(e) Stock Repurchases. Not applicable.
(f) Stock Performance Graph. Not required for smaller reporting companies.
ITEM 6. Selected Financial Data
Not required for smaller reporting companies.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $1.9 million and excluding $828,000 which was loaned by the Company to a trust for the ESOP. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 16,030 in the open market through December 31, 2010. The remaining 54,220 shares are expected to be purchased in the near term.
At December 31, 2010, we had total assets of $238.8 million, compared to $208.1 million at December 31, 2009. This increase was primarily the result of an increase in loans and securities, funded by our deposit growth and proceeds from sale of our common stock. During the year ended December 31, 2010, we had net income of $524,000, compared to $493,000 for the year ended December 31, 2009. Higher net income in 2010 resulted from a higher level of net interest income and noninterest income and lower income taxes, substantially offset by a higher provision for loan losses and noninterest expense.
Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we incur on our deposits and, to a lesser extent, our borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, commissions, gains on sales of securities and loans and other income. Our noninterest expense consists primarily of compensation and benefits, occupancy costs, equipment expense, data processing, ATM expense, professional and outside services, FDIC insurance assessments, marketing and income tax expense.
Our results of operations are also significantly affected by general economic and competitive conditions (such as changes in real estate values or energy prices which have an impact on our Texas market area), as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Business Strategy
Our primary objective is to remain an independent, community-oriented financial institution dedicated to providing a full range of financial services to customers in our primary market areas. We have increased our deposits and loan portfolio in and around our Texas branch office network through a more traditional community bank growth pattern. Our intention is to continue to provide the highest quality service and financial products to our customers and to continue to increase our commercial and residential real estate lending around our Texas branch network.
Our strategy for accomplishing these goals and improving our profitability is as follows:
Continuing to diversify our loan portfolio by emphasizing the origination of one- to four-family residential loans, commercial real estate loans and commercial loans. Our strategy for increasing net income includes increasing our loan originations and diversifying our loan portfolio. We intend to continue to emphasize the origination of one- to four-family residential mortgage loans and commercial real estate loans, which amounted to 73.4% and 14.9%, respectively, of our total loans at December 31, 2010, compared to 73.0% and 13.2%, respectively, of our total loans at December 31, 2009.
In addition, we intend to increase our commercial business loan portfolio. By contrast, consumer loans decreased to 5.3% of our total loans at December 31, 2010, compared to 7.9% of our total loans at December 31, 2009. While the total dollar amount of our consumer loans is expected to remain relatively stable in the near term, it is expected that consumer loans will continue to decline as a percentage of our total loan portfolio. We anticipate that our commercial real estate loan portfolio will continue to increase both in absolute value as well as a percentage of our total loan portfolio. Commercial real estate loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, the majority of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.
Continuing conservative underwriting guidelines and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through conservative underwriting standards and the diligence of our loan collection personnel. In addition, a significant percentage of our one- to four-family residential mortgage loans and consumer loans historically have been made to employees of our former sponsor companies who, we believe, generally are good credit risks because of their employment status. At December 31, 2010, our ratio of non-performing loans to total loans was 2.83%. At December 31, 2010, our ratio of allowance for loan losses to non-performing loans was 39.23% and our ratio of allowance for loan losses to total loans was 1.11%.
Emphasizing lower cost core deposits to reduce the funding costs of our loan originations. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2010, 66.9% of our total deposits consisted of these lower cost core deposits. We believe the convenient locations of our branch network, and especially our branches located within the facilities of our former sponsor companies, provides us with a competitive advantage in accessing low-cost core deposits from our existing customers that use these branches. We intend to continue emphasizing our core deposits as a source of funds. With respect to our commercial real estate customers, we generally require that commercial banking borrowers open checking accounts with us at the time they establish a borrowing relationship with us.

Managing interest rate risk. Successfully managing interest rate risk is an integral part of our business strategy. Management and the board of directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term, fixed rate loans by selling such loans in the secondary market, and in particular selling substantially all of our qualifying one- to four- family fixed-rate residential mortgage loans with terms of 15 years or greater. In addition, a portion of our loan portfolio consists of commercial real estate loans and consumer loans which generally have shorter terms and provide higher yields than one- to four- family residential mortgage loans. We also monitor the mix of our deposits, a majority of which have been lower cost core deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy and to increase our assets as we deploy the proceeds from the offering.
Increasing our sources of noninterest income. We have sought to increase our fee income by increasing the number of our business deposit accounts as we grow our commercial loan portfolio. We also receive fees from the sale of fixed-rate mortgage loans. We offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third-party brokerage arrangement.
Implementing a controlled growth strategy to minimize increases in our non-interest expense. We believe our infrastructure, personnel and fixed operating base can support a substantially larger institution, and we intend to implement such growth without significant increases in our non-interest expense with respect to the utilization of these branches and systems. Although our non-interest expense includes increased costs as a result of becoming a public company, management’s current operational strategies to minimize increases in non-interest expense include using technology to limit facility and personnel costs, including enhanced ATM and website functionality, and implementing remote deposit capture at our commercial customers’ locations. We also intend to pursue future acquisitions of commercial banks, savings institutions, and other financial services companies, including branch offices of such companies, although we have no current arrangements or agreements with respect to any such acquisitions.
The successful implementation of these strategies will allow us to offer our customers a broad range of financial products and services. Our goal is to have full relationship banking with our clients.
We will pursue our business strategy, subject to changes necessitated by future market conditions and other factors.
Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.
Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our loan mix is changing as we continue to increase our commercial real estate lending. Commercial real estate loans generally have greater credit risk than one- to four-family residential mortgage and consumer loans due to these loans being larger in amount and non-homogenous.

The allowance for loan losses is maintained at a level to cover probable credit losses inherent in the loan portfolio at the balance sheet date. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level.
The estimate of our credit losses is applied to two general categories of loans:
•	loans that we evaluate individually for impairment under ASC 310-10, “Receivables;” and
•	groups of loans with similar risk characteristics that we evaluate collectively for impairment under ASC 450-20, “Loss Contingencies.”
The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Business of SharePlus Federal Bank—Allowance for Loan Losses.”
Economy
Like the national economy, the Texas economy has been recovering from the recent recession, but the Texas unemployment rate has been below the national rate for several months. The Dallas-Fort Worth Metroplex unemployment rate declined from 8.2% in June 2009 to 7.9% in December 2010. The state’s seasonally adjusted unemployment rate rose from 7.8% in June 2009 to 8.3% in December 2010, and the corresponding U.S. rate decreased from 9.5% to 9.0% during the same period.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009
Summary of Selected Balance Sheet Data.

	December 31,	December 31,	Increase
(Dollars in thousands)	2010	2009	(Decrease)	% Change

Total assets	$238,817	$208,132	$30,685	14.74%
Total cash and cash equivalents	11,814	11,717	97	0.83
Securities available for sale, at fair value	22,076	13,492	8,584	63.62
Loans held for sale	3,589	932	2,657	285.09
Loans, net	191,065	170,535	20,530	12.04
Premises and equipment, net	4,637	4,905	(268)	(5.46)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,003	1,655	(652)	(39.40)
Other assets (1)	4,633	4,896	(263)	(5.37)
Deposits	188,244	172,591	15,653	9.07
Borrowings	15,987	15,995	(8)	(0.05)
Stockholders’ equity	32,104	17,262	14,842	85.98

1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.
Total assets increased primarily as a result of an increase in loans and securities, funded by customer deposits and proceeds from our stock offering completed in October 2010.
Securities classified as available for sale increased primarily as a result of investment of a portion of the proceeds from sale of common stock. At December 31, 2010, securities classified as available for sale consisted of collateralized mortgage obligations issued by government-sponsored enterprises, mortgage-backed securities and municipal obligations.
Net loans increased as a result of funds provided by sale of our common stock and increased customer deposits. Our loan growth was primarily in one- to four-family residential mortgage loans and commercial real estate loans. In contrast, consumer loans decreased due to repayment of automobile loans.
Deposits increased primarily from deposit inflows from existing customers, as well as commercial deposit growth.
Federal Home Loan Bank advances remained unchanged.
Stockholders’ equity increased as a result of $14.5 million in proceeds from sale of common stock and net income of $524,000, partially offset by accumulated other comprehensive losses of $172,000 during 2010.
Comparison of Operating Results for the Year Ended December 31, 2010 and 2009
General. We recorded net income of $524,000 for the year ended December 31, 2010 compared to net income of $493,000 for the year ended December 31, 2009. Net interest income increased by $382,000 to $8.2 million for the year ended December 31, 2010 from $7.8 million for the year ended December 31, 2009, noninterest income increased by $537,000, and income tax expense decreased by $55,000, which was substantially offset by our provision for loan losses, which increased by $770,000 and higher noninterest expense, which increased by $173,000 during 2010.

Summary of Net Interest Income.

	Years Ended December 31,		Increase
(Dollars in thousands)	2010	2009	(Decrease)	% Change

Interest income:
Interest and fees on loans	$9,774	$10,000	$(226)	(2.26)%
Securities — taxable	321	425	(104)	(24.47)
Securities — nontaxable	74	40	34	85.00
Other interest — earning assets	175	131	44	33.59

Total interest income	10,344	10,596	(252)	(2.38)

Interest expense:
Savings deposits	85	82	3	3.66
Money market	259	345	(86)	(24.93)
Demand deposit account	131	175	(44)	(25.14)
Certificates of deposit	1,185	1,582	(397)	(25.09)

Total deposits	1,660	2,184	(524)	(23.99)
Borrowings	457	567	(110)	(19.40)

Total interest expense	2,117	2,751	(634)	(23.05)

Net interest income	$8,227	$7,845	$382	4.87%

Summary of Average Yields, Average Rates and Average Balances.
Average Yields and Rates

			Increase
	Years Ended December 31,		(decrease)
	2010	2009	in basis points

Loans	5.59%	5.95%	(0.36)
Securites — taxable	2.46%	3.85%	(1.39)
Securities — nontaxable	3.72%	3.91%	(0.19)
Other interest — earning assets	0.57%	0.62%	(0.05)

Total interest-earning assets	4.69%	5.27%	(0.58)

Savings deposits	0.26%	0.26%	0.00
Money market	0.71%	1.24%	(0.53)
Demand deposit account	0.25%	0.38%	(0.13)
Certificates of deposit	1.95%	2.78%	(0.83)
Total deposits	0.91%	1.34%	(0.43)
Borrowings	2.30%	2.34%	(0.04)

Total interest-bearing liabilities	1.05%	1.47%	(0.42)

Net interest rate spread	3.64%	3.80%	(0.16)
Net interest margin	3.73%	3.90%	(0.17)
Average Balances

	Years Ended December 31,		Increase
(Dollars in thousands)	2010	2009	(Decrease)	% Change

Loans	$174,778	$167,995	$6,783	4.04%
Securites — taxable	13,023	11,053	1,970	17.82
Securities — nontaxable	1,991	1,024	967	94.43
Other interest — earning assets	30,939	21,081	9,858	46.76

Total interest-earning assets	220,731	201,153	19,578	9.73

Savings deposits	33,319	32,140	1,179	3.67
Money market	36,471	27,788	8,683	31.25
Demand deposit account	51,875	45,944	5,931	12.91
Certificates of deposit	60,758	56,906	3,852	6.77

Total deposits	182,423	162,778	19,645	12.07
Borrowings	19,877	24,279	(4,402)	(18.13)

Total interest-bearing liabilities	202,300	187,057	15,243	8.15

Net interest-earning assets	$18,431	$14,096	$4,335	30.75

Interest Income. Interest income decreased as the increase in the average balance of interest-earning assets was more than offset by a decrease in the average yield on such assets. The decrease in our average yield on interest-earning assets was due primarily to an increase in nonaccrual loans, the general decline in short-term market interest rates and higher balances of low-yielding cash and cash equivalents.
Interest income and fees on loans decreased as the increase in the average balance of loans was more than offset by a decrease in the average yield on our loans. The average yield on our loan portfolio decreased, reflecting an increase in nonaccrual loans and the lower market interest rate environment.
Interest income on taxable securities decreased primarily from a decrease in our portfolio yield, which more than offset the increase in the average balance of our taxable securities. The decline in the average yield on our taxable securities portfolio resulted from lower market interest rates.
Interest income on nontaxable securities and other interest-earning assets increased from an increase in the average balance of such assets, which more than offset a decline in the average yields.
Interest Expense. Interest expense decreased as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted from increases in the average balance of our certificates of deposit, as well as in our core deposits, consisting of demand deposit accounts, money market accounts and savings accounts, reflecting our successful marketing efforts and increased core deposit balances from commercial loan customers.
The average balance of our certificates of deposit increased due to our marketing efforts as well as seasonal deposit inflows. However, the interest expense on our certificates of deposit declined due to the significant decrease in the cost of these deposits, reflecting lower market interest rates. Interest-bearing demand deposit accounts increased, as our customers increased their liquidity and we increased our cross-marketing efforts with our commercial customers.
Interest expense on our core deposits decreased, reflecting lower market interest rates.
Interest expense on borrowed funds, consisting almost entirely of Federal Home Loan Bank advances, decreased reflecting a lower average balance.
Net Interest Income. Net interest income increased as our net interest-earning assets increased. The increase in our net interest-earning assets was attributable primarily to investment of proceeds from the sale of our common stock during October 2010, and to lesser extent, increase in our noninterest-bearing demand deposit accounts. Partially offsetting the increase in net interest-earning assets was a decrease in our net interest rate spread and our net interest margin. The decreases in our net interest rate spread and net interest margin reflected paydowns in higher-yielding fixed-rate loans during the low-interest rate environment and increases in our liquidity through increased cash and cash equivalents, as well as higher nonaccrual loans, which increased to $4.4 million at December 31, 2010 from $1.7 million at December 31, 2009.
Provision for Loan Losses. We recorded a provision for loan losses of $1.5 million for the year ended December 31, 2010 and a provision for loan losses of $687,000 for the year ended December 31, 2009.

Of the $770,000 increase in the provision for loan losses, $309,000 resulted from adjustments to the experience loss ratios for uncertainties as a result of a higher level of delinquencies and concentrations of credit and changes in current economic conditions as they relate in particular to commercial real estate loans and commercial business loans and $461,000 was related to an increase in loans classified as substandard and an increase in impaired loans.
Delinquent loans increased from $2.2 million at December 31, 2009 to $8.4 million at December 31, 2010. Loans classified as substandard increased from $6.7 million at December 31, 2009 to $12.1 million at December 31, 2010. In addition, impaired loans increased from $2.4 million at December 31, 2009 to $7.4 million at December 31, 2010. The increase in delinquent loans, loans classified as substandard and impaired loans was primarily in the commercial real estate loan portfolio and one- to four-family residential mortgage loans.
The allowance for loan losses to total loans receivable increased to 1.09% at December 31, 2010 as compared to 0.55% at December 31, 2009. The allowance for loan losses as a percentage of nonperforming loans increased to 39.2% at December 31, 2010 from 27.4% at December 31, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2010 and 2009.
Summary of Noninterest Income.

	Years Ended December 31,		Increase
(Dollars in thousands)	2010	2009	(Decrease)	% Change

Noninterest income:
Service charges	$1,522	$1,674	$(152)	(9.08)%
Gain on sale of securities available for sale	248	34	214	629.41
Gain on sale of mortgage loans	979	545	434	79.63
Other	159	118	41	34.75

Total noninterest income	$2,908	$2,371	$537	22.65%

Noninterest Income. Noninterest income increased primarily due to gains on sale of securities and mortgage loans. Our origination, sale and resulting gains on one- to four-family residential loans in the secondary market is dependent upon relative customer demand, which is affected by current and anticipated market interest rates. Gains on sale of securities are not stable sources of income and there is no assurance that the Company will generate such gains in the future.
Service charges decreased as a result of lower NSF charges and other deposit fees, partially offset by higher ATM fees.

Summary of Noninterest Expense.

	Years Ended December 31,		Increase
(Dollars in thousands)	2010	2009	(Decrease)	% Change

Noninterest expense:
Compensation and benefits	$4,625	$4,474	$151	3.38%
Occupancy costs	1,113	1,174	(61)	(5.20)
Equipment expense	238	217	21	9.68
Data processing expense	532	568	(36)	(6.34)
ATM expense	374	380	(6)	(1.58)
Professional and outside services	651	541	110	20.33
Stationery and supplies	114	92	22	23.91
Marketing	162	181	(19)	(10.50)
FDIC insurance assessments	321	335	(14)	(4.18)
Other	717	712	5	0.70

Total noninterest expense	$8,847	$8,674	$173	1.99%

Noninterest Expense. Noninterest increased due primarily to an increase in compensation and benefits and professional and outside services, which more than offset a decrease in occupancy costs and data processing expense.
Compensation and benefits increased due to higher mortgage commission expenses partially offset by a higher level of deferred loan origination costs. During 2011, the Company expects compensation and benefits to include higher ESOP costs due to recognizing a full year of such expenses. Pursuant to FASB ASC 718-40-30, “Compensation-Stock Compensation-Employee Stock Ownership Plans,” the Company recognizes compensation expense equal to the fair market value of shares committed to be released during the period. During the year ended December 31, 2010, ESOP expense was $10,000.
Occupancy costs decreased as a result of a reduction in communication costs following a contract renegotiation. Professional and outside services reflected costs associated with the Company’s public filing requirements with the SEC and outside consultant fees incurred for general corporate purposes.
Other noninterest expense remained virtually unchanged as higher legal expenses and miscellaneous operating expenses were offset by lower debit card costs and outside mortgage loan servicing fees.
Income Tax Expense. We recorded a $307,000 income tax expense for the year ended December 31, 2010 compared to a $362,000 income tax expense for 2009, reflecting income of $831,000 before income tax expense during 2010 versus income before income tax expense of $855,000 for 2009. Our effective tax rate was 36.9% for 2010 compared to 42.3% for 2009.

Average Balances and Yields
The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2010			2009			2008
	Average			Average			Average
	Outstanding			Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$174,778	$9,774	5.59%	$167,995	$10,000	5.95%	$145,948	$8,719	5.97%
Taxable investment securities	13,023	321	2.46	11,053	425	3.85	12,971	635	4.90
Nontaxable investment securities	1,991	74	3.72	1,024	40	3.91	485	19	3.92
Total other interest-earning assets	29,777	171	0.57	19,735	128	0.65	7,264	177	2.44
FHLB of Dallas stock	1,162	4	0.34	1,346	3	0.22	833	21	2.52

Total interest-earning assets	220,731	10,344	4.69	201,153	10,596	5.27	167,501	9,571	5.71
Noninterest-earning assets	10,208			9,422			9,836

Total assets	$230,939			$210,575			$177,337

Interest-bearing liabilities:
Savings deposits	$33,319	$85	0.26	$32,140	$82	0.26	$31,658	$89	0.28
Money market	36,471	259	0.71	27,788	345	1.24	27,290	662	2.43
Demand deposit accounts	51,875	131	0.25	45,944	175	0.38	42,345	255	0.60
Certificates of deposit	60,758	1,185	1.95	56,906	1,582	2.78	40,934	1,571	3.84

Total deposits	182,423	1,660	0.91	162,778	2,184	1.34	142,227	2,577	1.81
Borrowings	19,877	457	2.30	24,279	567	2.34	13,791	487	3.53

Total interest-bearing liabilities	202,300	2,117	1.05	187,057	2,751	1.47	156,018	3,064	1.96
Noninterest-bearing liabilities	8,869			6,528			4,683

Total liabilities	211,169			193,585			160,701
Equity	19,770			16,990			16,636

Total liabilities and equity	$230,939			$210,575			$177,337

Net interest income		$8,227			$7,845			$6,507

Net interest rate spread (1)			3.64%			3.80%			3.75%
Net interest-earning assets (2)	$18,431			$14,096			$11,483

Net interest margin (3)			3.73%			3.90%			3.88%
Average of interest-earning assets to interest-bearing liabilities			109.11%			107.54%			107.36%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to rate and the changes due to volume in proportion to the relationship of the absolute dollar amounts of change in each.

	Years Ended December 31,			Years Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$394	$(620)	$(226)	$1,313	$(29)	$1,284
Taxable investment securities	67	(171)	(104)	(86)	(124)	(210)
Nontaxable investment securities	36	(2)	34	21	—	21
Other interest earning assets	60	(17)	43	148	(197)	(49)
FHLB of Dallas stock	—	1	1	8	(26)	(18)

Total interest-earning assets	557	(809)	(252)	1,404	(376)	1,028

Interest-bearing liabilities:
Savings deposits	3	—	3	1	(8)	(7)
Money market	88	(174)	(86)	12	(329)	(317)
Demand deposit accounts	21	(65)	(44)	20	(100)	(80)
Certificates of deposit	101	(498)	(397)	515	(504)	11

Total deposits	213	(737)	(524)	548	(941)	(393)
Borrowings	(101)	(9)	(110)	283	(203)	80
Other liabilities	—	—	—	—	—	—

Total interest-bearing liabilities	112	(746)	(634)	831	(1,144)	(313)

Change in net interest income	$445	$(63)	$382	$573	$768	$1,341

Management of Market Risk
General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
Our interest rate sensitivity is monitored through the use of a net interest income simulation model that generates estimates of the change in our net interest income and net portfolio value over a range of interest rate scenarios. The modeling assumes loan prepayment rates, reinvestment rates and deposit decay rates based on historical experience and current economic conditions.

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
(i)	sell long-term, fixed-rate one- to four-family residential mortgage loans (terms of 15 years or more) that we originate;
(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Dallas;
(iii)	invest in shorter- to medium-term securities;
(iv)	originate commercial real estate loans, commercial loans and consumer loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts; and
(v)	maintain adequate levels of capital.
We have not engaged in hedging through the use of derivatives.
Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of the FTN Financial Sendero Asset/Liability Management Analysis system. This simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. FTN Financial provides us the results of the interest rate sensitivity model, which is based on information we provide to FTN Financial to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2010, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2010
				NPV as a Percentage of
				Present Value of Assets (3)		Net Interest Income
Change in					Increase
Interest		Estimated (Decrease) in			(Decrease)	Estimated
Rates (basis	Estimated	NPV		NPV Ratio	(basis	Net Interest
points) (1)	NPV (2)	Amount	Percent	(4)	points)	Income	Amount	Percent
(Dollars in thousands)

+300	$24,934	$(7,753)	(23.72)%	11.23%	(245)	$9,652	$(425)	(4.22)%
+200	28,153	(4,534)	(13.87)%	12.34%	(134)	9,885	(192)	(1.91)%
+100	30,932	(1,755)	(5.37)%	13.22%	(46)	10,028	(49)	(.49)%
0	32,687	—	—%	13.68%	—	10,077	—	—%
-100	30,749	(1,938)	(5.93)%	12.82%	(86)	9,885	(192)	(1.91)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The FTN Financial Sendero Asset/Liability Management Analysis system illustrates the change in the economic value of our assets and liabilities at December 31, 2010 assuming an immediate change in interest rates. The table above indicates that at December 31, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 13.87% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 5.93% decrease in net portfolio value.
Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended December 31, 2010 and 2009, our liquidity ratio averaged 18.9% and 18.3%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2010.

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $11.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $22.1 million at December 31, 2010.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows in our consolidated financial statements.
At December 31, 2010, we had $14.3 million in loan commitments outstanding, including $6.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010 totaled $44.3 million, or 23.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity is originating loans. During the years ended December 31, 2010 and 2009, we originated $104.9 million and $75.6 million of loans, respectively. We purchased $23.7 million and $11.5 million of securities during the years December 31, 2010 and 2009, respectively.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $15.7 million for the year ended December 31, 2010, and a net increase in total deposits of $31.1 million for the year ended December 31, 2009. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances were $16.0 million at December 31, 2010, unchanged from December 31, 2009. Federal Home Loan Bank advances have been used primarily to fund loan demand and to purchase investment securities. At December 31, 2010, we had the ability to borrow up to $116.5 million from the Federal Home Loan Bank of Dallas.
SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, SharePlus Federal Bank exceeded all regulatory capital requirements. SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15 — Regulatory Matters of the notes to consolidated financial statements included in this Annual Report.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of new loans. Our financial condition and results of operations are expected to be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 10 — Financial Instruments with Off-Balance Sheet Risk of the notes to consolidated financial statements included in this Annual Report on Form 10-K.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Recent Accounting Pronouncements
New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 became effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASC Topic 820 requires entities to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements. The updated guidance also clarifies disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (disclose for fair value measurements that fall in either level 2 or level 3). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements. Those disclosures became effective for periods after December 15, 2010. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” Recent accounting guidance under ASC Topic 310, “Receivables,” provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide more information about the credit quality indicators, past due information and modifications. Disclosures must be disaggregated by portfolio segment (level at which an entity develops a methodology to determine its allowance for credit losses) and class of financing receivable based upon initial measurement attribute, risk characteristics and assessment of credit risk. The disclosures became effective for interim and annual reporting periods ending on or after December 15, 2010. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
ITEM 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.(T) Controls and Procedures
(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.
This Annual Report does not include management’s report on internal control over financial reporting due to a transition period exemption established by rules of the Securities and Exchange Commission for newly public companies such as SP Bancorp, Inc.
Since SP Bancorp, Inc. is a smaller reporting company, no attestation report regarding internal control over financial reporting is required to be rendered by the Company’s registered public accounting firm.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information concerning directors and executive officers of SP Bancorp, Inc. and certain board committee members is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.
Based solely on the review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in SP Bancorp, Inc. common stock during the year ended December 31, 2010.
Code of Ethics
We have adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by our directors, executive officers and employees. The Code of Ethics and Business Conduct requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest.
In addition, we have adopted a Code of Ethics for Senior Officers that is applicable to our senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions.
Procedures to be Followed by Stockholders to Submit Recommendations for Director Candidates
We have adopted procedures for stockholders to submit recommendations for director candidates, a description of which is incorporated herein by reference from the Proxy Statement.
ITEM 11. Executive Compensation
Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 13. Certain Relationships and Related Transactions and Director Independence
Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”
ITEM 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:
(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets — December 31, 2010 and 2009;
(C)	Consolidated Statements of Income — years ended December 31, 2010 and 2009;
(D)	Consolidated Statements of Stockholders’ Equity — years ended December 31, 2010 and 2009;
(E)	Consolidated Statements of Cash Flows — years ended December 31, 2010 and 2009; and
(F)	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)	Exhibits

3.1	Articles of Incorporation of SP Bancorp, Inc.*
3.2	Bylaws of SP Bancorp, Inc.*
4	Form of Common Stock Certificate of SP Bancorp, Inc.*
10.1	2010 Incentive Compensation Plan*
10.2	2008 Nonqualified Deferred Compensation Plan*
10.3	Phantom Stock Plan*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-167967), initially filed July 2, 2010.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP Bancorp, Inc.
Date: March 29, 2011	By:	/s/ Jeffrey L. Weaver
Jeffrey L. Weaver
President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey L. Weaver Jeffrey L. Weaver	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2011

/s/ Suzanne C. Salls Suzanne C. Salls	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2011

/s/ Paul Zmigrosky Paul Zmigrosky	Chairman of the Board	March 29, 2011

/s/ Richard Holland Richard Holland	Vice Chairman of the Board	March 29, 2011

/s/ David Rader David Rader	Director	March 29, 2011

/s/ P. Stan Keith P. Stan Keith	Director	March 29, 2011

/s/ Christopher Cozby Christopher Cozby	Director	March 29, 2011

/s/ Carl Forsythe Carl Forsythe	Director	March 29, 2011

/s/ David Stephens David Stephens	Director	March 29, 2011

/s/ Jeff Williams Jeff Williams	Director	March 29, 2011

EXHIBIT INDEX

3.1	Articles of Incorporation of SP Bancorp, Inc.*
3.2	Bylaws of SP Bancorp, Inc.*
4	Form of Common Stock Certificate of SP Bancorp, Inc.*
10.1	2010 Incentive Compensation Plan*
10.2	2008 Nonqualified Deferred Compensation Plan*
10.3	Phantom Stock Plan*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-167967), initially filed July 2, 2010.

***

Report of Independent Registered Public Accounting Firm
The Board of Directors, Audit Committee and Stockholders
SP Bancorp, Inc.
Plano, Texas
We have audited the accompanying consolidated balance sheets of SP Bancorp, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SP Bancorp, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Dallas, Texas
March 29, 2011
McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

SP Bancorp, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS

Cash and due from banks	$2,384	$7,902
Federal funds sold	9,430	3,815

Total cash and cash equivalents	11,814	11,717

Securities available for sale (amortized cost of $22,214 at December 31, 2010 and $13,356 at December 31, 2009)	22,076	13,492
Fixed annuity investment	1,131	1,088
Loans held for sale	3,589	932
Loans, net of allowance for losses of $2,136 at December 31, 2010 and $940 at December 31, 2009	191,065	170,535
Accrued interest receivable	833	764
Premises and equipment, net	4,637	4,905
Federal Home Loan Bank stock and other restricted stock, at cost	1,003	1,655
Deferred tax assets	1,131	679
Other assets	1,538	2,365

Total assets	$238,817	$208,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$5,738	$4,932
Interest-bearing	182,506	167,659

Total deposits	188,244	172,591
Borrowings	15,987	15,995
Accrued interest payable	39	45
Other liabilities	2,443	2,239

Total liabilities	206,713	190,870

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 1,725,000 shares issued and outstanding at December 31, 2010	17	—
Additional paid-in capital	15,290	—
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(817)	—
Retained earnings — substantially restricted	17,701	17,177
Accumulated other comprehensive (loss) income	(87)	85

Total stockholders’ equity	32,104	17,262

Total liabilities and stockholders’ equity	$238,817	$208,132

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Income
(Dollars in thousands)

	Years Ended December 31,
	2010	2009

Interest income:
Interest and fees on loans	$9,774	$10,000
Securities — taxable	321	425
Securities — nontaxable	74	40
Other interest — earning assets	175	131

Total interest income	10,344	10,596

Interest expense:
Deposit accounts	1,660	2,184
Borrowings	457	567

Total interest expense	2,117	2,751

Net interest income	8,227	7,845

Provision for loan losses	1,457	687

Net interest income after provision for loan losses	6,770	7,158

Noninterest income:
Service charges	1,522	1,674
Gain on sale of securities available for sale	248	34
Gain on sale of mortgage loans	979	545
Other	159	118

Total noninterest income	2,908	2,371

Noninterest expense:
Compensation and benefits	4,625	4,474
Occupancy costs	1,113	1,174
Equipment expense	238	217
Data processing expense	532	568
ATM expense	374	380
Professional and outside services	651	541
Stationery and supplies	114	92
Marketing	162	181
FDIC insurance assessments	321	335
Other	717	712

Total noninterest expense	8,847	8,674

Income before tax expense	831	855

Income tax expense	307	362

Net income	$524	$493

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balance, December 31, 2008	$—	$—	$—	$16,684	$90	$16,774

Net income	—	—	—	493	—	493
Unrealized gain on securities available for sale, net of tax of $8	—	—	—	—	17	17
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of $(12)	—	—	—	—	(22)	(22)

Total comprehensive income						488

Balance, December 31, 2009	—	—	—	17,177	85	17,262

Issuance of 1,725,000 shares of common stock, net of offering costs	17	15,291	(828)	—	—	14,480

ESOP shares allocated	—	(1)	11	—	—	10

Comprehensive income:
Net income	—	—	—	524	—	524
Unrealized loss on securities available for sale, net of tax of ($10)	—	—	—	—	(16)	(16)
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of $(92)	—	—	—	—	(156)	(156)

Total comprehensive income						352

Balance, December 31, 2010	$17	$15,290	$(817)	$17,701	$(87)	$32,104

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$524	$493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394	405
Amortization of premiums on investments	252	67
ESOP expense	10	—
Provision for loan losses	1,457	687
Deferred tax (benefit) expense	(350)	243
Loss on sale of repossessed assets	3	9
(Gain) loss on sale of other real estate owned	(10)	21
Gain on sale of securities available for sale	(248)	(34)
Gains on sales of mortgage loans	(979)	(545)
Proceeds from sale of mortgage loans	43,400	30,549
Loans originated for sale	(45,078)	(30,466)
Increase in accrued interest receivable	(69)	(47)
Decrease in other assets	827	414
Increase in fixed annuity investment	(43)	(49)
Increase in accrued interest payable and other liabilities	198	72

Net cash provided by operating activities	288	1,819

Cash flows from investing activities:
Purchase of securities available for sale	(23,682)	(11,512)
Maturities of securities available for sale	7,621	3,640
Proceeds from sale of securities available for sale	7,199	2,385
Redemptions (purchases) of Federal Home Loan Bank stock	652	(85)
Loan originations, net	(22,023)	(7,168)
Proceeds from sale of repossessed assets	33	56
Proceeds from sale of other real estate owned	10	324
Purchases of premises and equipment	(126)	(17)

Net cash used in investing activities	(30,316)	(12,377)

Cash flows from financing activities:
Net increase in deposit accounts	15,653	31,083
Repayments of borrowings, net	(8)	(14,539)
Issuance of common stock, net of conversion costs	14,480	—

Net cash provided by financing activities	30,125	16,544

Net increase in cash and cash equivalents	97	5,986
Cash and cash equivalents at beginning of year	11,717	5,731

Cash and cash equivalents at end of year	$11,814	$11,717

Cash transactions:
Income taxes paid	$517	$27

Interest expense paid	$2,090	$2,795

Noncash transactions — transfers of loans to other real estate owned and repossessed assets	$36	$407

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Note 1. Summary of Significant Accounting Policies
General
SharePlus Federal Bank (the “Bank”), is a federal stock savings bank located in Plano, Texas. On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a federal capital stock savings bank. A new holding company, SP Bancorp, Inc (the “Company”), was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14,480 were raised in the stock offering, after deduction of conversion costs of $1,942 and excluding $828 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”). The Company is currently regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.
The Bank operates as a full-service bank, including the acceptance of checking and savings deposits, and the origination of primarily single-family loans, and to a lesser extent, commercial real estate, home equity, commercial business, automobile, and personal loans. In addition to the Bank’s home office, the Bank has seven branches, of which four are located near the Bank’s headquarters in Plano, Texas; two branches are located in Louisville, Kentucky; and the other branch is located in Irvine, California.
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SharePlus Federal Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.
Accounting Standards Codification
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) is the officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Cash and Cash Equivalents
For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are normally sold for one-day periods and are interest-bearing. The Company normally considers all highly liquid investments with an initial maturity of less than ninety days to be cash equivalents.
The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits. The Company’s management monitors the balance in these accounts and periodically assesses the financial condition of the correspondent banks. The Company had no concentration of funds with correspondent banks at December 31, 2010. The Company had a concentration of funds with correspondent banks of $6,484 at December 31, 2009.
Cash and cash equivalents include interest-bearing funds of $10,724 and $10,736 at December 31, 2010 and 2009, respectively.
Securities
Securities available for sale consist of certain debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.
Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income.
The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in noninterest income.
In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
If the Company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless there is a credit loss. When the Company does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other than temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.
Fixed Annuity Investment
The fixed annuity investment guaranteed a rate of 3% and 4% at December 31, 2010 and 2009, respectively. The full principal is guaranteed by Western Southern Life Assurance Company and has a credit rating of “AA” at December 31, 2010.
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Gains or losses on sales of mortgage loans are recognized in noninterest income based on the difference between the selling price and the carrying value of the related mortgage loans.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Loans
Loans held for investment are reported in the consolidated balance sheets net of the allowance for loan losses and deferred fees and costs. Interest income is recognized over the term of the loan using the level yield method. For loans with no contractual maturity, interest income is recognized using the simple interest method.
Loan origination fees and certain direct loan origination costs are netted and the net amount is deferred and recognized as an adjustment of the related loan yield using the interest method over the contractual life of the loan.
The Bank considers a loan to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the market price or fair value of collateral if the loan is collateral dependent. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan’s value, is recognized by recording a valuation allowance.
The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
There were no changes in the Bank’s nonaccrual or charge-off policies during the years ended December 31, 2010 or 2009.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
The allowance is an amount that management believes will be adequate to absorb probable credit losses. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows, or loans otherwise adversely classified. The general component covers non-classified loans and is based on the historical loan loss experience for the last two years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type. The adjustments to historical loss experience are based on evaluation of several factors, including primarily changes in experience of lending staff, lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
Accrued Interest Receivable
Interest on securities and loans is accrued as earned. Accrued interest receivable as of December 31, 2010 and 2009 is summarized as follows:

	December 31,	December 31,
	2010	2009

Securities	$109	$83
Loans	724	681

	$833	$764

Restricted Stock
The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount between 0.05% and 0.30% of its assets plus between 3.50% and 5.00% of advances outstanding. FHLB stock and Independent Bankers Financial Corporation stock do not have readily determinable market values as ownership is restricted and they lack a ready market. As a result, these stocks are carried at cost and evaluated periodically by management for impairment.
Management periodically evaluates the FHLB stock for impairment. Determination of whether the FHLB stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value. The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLB and the length of time this situation has persisted; the ability of the FHLB to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity position of the FHLB. Management believes that no impairment charge on FHLB stock is necessary at December 31, 2010.
Premises and Equipment
Land is carried at cost. Bank building and improvements, and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method based upon the useful lives of the assets ranging from 10 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to noninterest expense. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Other Real Estate Owned (“OREO”)
OREO represents properties acquired through foreclosure or other proceedings and is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.
Revenue and expense from the operations of OREO and changes in the valuation allowance are included in noninterest expense. There is no OREO at December 31, 2010 or 2009. (Gains) losses on OREO charged to operations for the years ended December 31, 2010 and 2009 were $(10) and $21, respectively.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The FASB issued guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s federal and state tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Interest and penalties related to tax positions are recognized in income tax expense. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for the years ended on or before December 31, 2006. For the years ended December 31, 2010 and 2009, management has determined there are no material uncertain tax positions.
ESOP
The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair values of the shares committed to be released during the period. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital. Dividends on allocated ESOP shares are charged to retained earnings. Dividends on allocated ESOP shares are either paid to participants of the ESOP or used to repay the ESOP loan and related accrued interest. Dividends on unallocated ESOP shares are used to repay the ESOP loan and related accrued interest. No cash dividends were declared or paid during the year ended December 31, 2010.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Earnings per Share
Based on the accounting method used for the recording of the common stock transaction, including the funding of SP Bancorp, Inc., on October 29, 2010, together with the methods and computations for calculating the weighted-average number of related outstanding shares and earnings per share for the remainder of 2010, the computation of earnings per share for the period from October 29, 2010 to December 31, 2010 would not provide meaningful information to readers of the accompanying consolidated financial statements. Therefore, such presentation is not included for 2010.
Segment Reporting
The Company has one reportable segment. The Company’s chief operating decision-makers use consolidated results to make operating and strategic decisions.
Loan Commitments and Related Financial Instruments
Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Management estimates losses on off-balance-sheet credit instruments using the same methodology as for portfolio loans. Additions to the allowance for losses on off-balance-sheet credit instruments are made by charges to the provision for losses and credits to other liabilities in the Company’s consolidated balance sheet.
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available for sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other than temporary impairment charges related to credit losses are reclassified to net income at the time of the charge.
Reclassifications
Certain prior year amounts have been classified in order to conform to current period presentation. Such reclassifications had no affect on net income or stockholders’ equity.
Fair Values of Financial Instruments
Accounting standards define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and require certain disclosures about fair value measurements (see Note 16, “Fair Value Measurements”). In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Recent Authoritative Accounting Guidance
Accounting standards amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance became effective January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” This standard requires entities to disclose transfers in and out of levels 1 and 2, and to expand the reconciliation of level 3 fair value measurements by presenting separately information about purchases, sales, issuances and settlements. The updated guidance also clarifies disclosure requirements on the level of disaggregation (provide fair value measurement disclosures for each class of assets and liabilities) and inputs and valuation techniques (disclose for fair value measurements that fall in either level 2 or level 3). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the reconciliation of level 3 fair value measurements. Those disclosures became effective for periods after December 15, 2010. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This standard provides additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide more information about the credit quality indicators, past due information and modifications. Disclosures must be disaggregated by portfolio segment (level at which an entity develops a methodology to determine its allowance for credit losses) and class of financing receivable based upon initial measurement attribute, risk characteristics and assessment of credit risk. The disclosures became effective for interim and annual reporting periods ending on or after December 15, 2010. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.
Note 2. Stock Conversion
On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14,480 were raised in the stock offering, after deduction of conversion costs of $1,942 and excluding $828 which was loaned by the Company to a trust for the ESOP. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 16,030 shares in the open market through December 31, 2010. The remaining 54,220 shares are expected to be purchased in the near term. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
SP Bancorp. Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in the amount of $17.0 million, which represented the Bank’s total equity capital as of March 31, 2010, the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.
The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause equity capital to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of the new holding company’s common stock will be conducted in accordance with applicable laws and regulations.
Note 3. Restrictions on Cash and Due from Banks
The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $2,023 and $1,413 at December 31, 2010 and 2009, respectively.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Note 4. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2010 and 2009 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale

December 31, 2010:
Municipal securities	$3,746	$4	$(165)	$3,585
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	10,447	70	(29)	10,488
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	8,021	29	(47)	8,003

	$22,214	$103	$(241)	$22,076

December 31, 2009:
Agency securities	$2,499	$2	$(44)	$2,457
Municipal securities	1,370	28	(36)	1,362
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	1,820	31	—	1,851
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	7,667	162	(7)	7,822

	$13,356	$223	$(87)	$13,492

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.
For the years ended December 31, 2010 and 2009 proceeds from sales of securities available for sale were $7,199 and $2,385, respectively. Gross gains of $248 and $34 were realized on sales of securities in 2010 and 2009, respectively.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at December 31, 2010 and 2009 are as follows:

		Continuous Unrealized		Continuous Unrealized
		Losses Existing for		Losses Existing for
	Number of Security	Less than 12 Months		12 Months or Longer		Total
	Positions with	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Unrealized losses	Value	Losses	Value	Losses	Value	Losses

December 31, 2010:

Municipal securities	9	$2,690	$(165)	$—	$—	$2,690	$(165)
Collateralized mortgage obligations	2	3,344	(29)	—	—	3,344	(29)
Mortgage-backed securities	3	6,073	(47)	—	—	6,073	(47)

	14	$12,107	$(241)	$—	$—	$12,107	$(241)

December 31, 2009:

Agency securities	3	$1,955	$(44)	$—	$—	$1,955	$(44)
Municipal securities	2	857	(36)	—	—	857	(36)
Mortgage-backed securities	1	2,576	(7)	—	—	2,576	(7)

	6	$5,388	$(87)	$—	$—	$5,388	$(87)

For all of the above securities available for sale, the unrealized losses are generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on December 31, 2010 and 2009 and are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell prior to recovery. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
The scheduled maturities of securities at December 31, 2010 and 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010		December 31, 2009
	Available for Sale		Available for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

After 5 years through 10 years	$446	$447	$1,924	$1,939
Due after 10 years	3,300	3,138	1,945	1,880

	3,746	3,585	3,869	3,819
Mortgage-backed securities and Collateralized mortgage obligations	18,468	18,491	9,487	9,673

	$22,214	$22,076	$13,356	$13,492

Note 5. Loans and Allowance for Loan Losses
Loans at December 31, 2010 and 2009 consisted of the following:

	December 31,	December 31,
	2010	2009

Commercial business	$2,473	$1,369
Commercial real estate	29,303	22,615
One-to-four family	140,340	124,486
Home equity	10,112	8,996
Consumer	10,335	13,500

	192,563	170,966
Premiums/discounts, net	106	51
Deferred loan costs, net	532	458
Less allowance for loan losses	(2,136)	(940)

	$191,065	$170,535

The Bank originates loans to individuals and businesses, geographically concentrated near primarily the Bank’s headquarters in Plano, Texas. Loan balances, interest rates, loan terms and collateral requirements vary according to the type of loan offered and overall credit-worthiness of the potential borrower.
Commercial business. Commercial business loans are made to customers for the purpose of acquiring equipment and other general business purposes. Commercial business loans are made based primarily on the historical and projected cash flow of the borrower and, to a lesser extent, the underlying collateral. Commercial business loans generally carry higher risk of default since their repayment generally depends on the successful operation of the business and the sufficiency of collateral.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Commercial real estate. Commercial loans are secured primarily by office buildings, strip mall centers, owner-occupied offices, condominiums, developed lots and land. Commercial real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties generally depends on the successful operation of the real estate project and may be subject to a greater extent to adverse market conditions and the general economy.
One-to-four family. One-to-four family loans are underwritten based on the applicant’s employment and credit history and the appraised value of the property.
Home equity. Home equity loans are underwritten similar to one-to-four family loans. Collateral value could be negatively impacted by declining real estate values.
Consumer. Consumer loans include automobile, signature and other consumer loans. Potential credit risks include rapidly depreciable assets, such as automobiles, which could adversely affect the value of the collateral.
On occasion, the Bank originates loans secured by single-family and home equity loans with high loan to value ratios exceeding 90 percent. These loans totaled $3,518 and $5,295 at December 31, 2010 and 2009, respectively.
Following is an age analysis of past due loans by loan class as of December 31, 2010 and 2009:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At December 31, 2010
Past Due:
30-59 days	$—	$1,844	$1,675	$38	$49	3,606
60-89 days	—	—	309	13	3	325
90 days or more	125	2,498	1,704	101	20	4,448

Total past due	125	4,342	3,688	152	72	8,379
Current	$2,348	$24,961	$136,652	$9,960	$10,263	$184,184

Total loans	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

At December 31, 2009
Past Due:
30-59 days	$—	$—	$1,477	$—	$76	$1,553
60-89 days	—	—	139	34	—	173
90 days or more	—	—	421	—	20	441

Total past due	—	—	2,037	34	96	2,167
Current	$1,369	$22,615	$122,449	$8,962	$13,404	$168,799

Total loans	$1,369	$22,615	$124,486	$8,996	$13,500	$170,966

The Bank utilizes a nine-point internal risk rating system for commercial real estate and commercial business loans, which provides a comprehensive analysis of the credit risk inherent in each loan. The rating system provides for five pass ratings. Rating grades six through nine comprise the adversely rated credits.
The Bank classifies problem and potential problem loans for all loan types using the regulatory classifications of special mention, substandard, doubtful and loss, which for commercial real estate and commercial business loans correspond to the risk ratings of six, seven, eight and nine, respectively. The regulatory classifications are updated, when warranted.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans or portions of loans classified as loss, are those considered uncollectible and of such little value that their continuance is not warranted. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management’s close attention, are required to be designated as special mention.
Following is a summary of loans by grade or classification as of December 31, 2010 and 2009:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At December 31, 2010
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$2,088	$17,760	$137,601	$9,969	$10,175	$177,593
Special Mention	—	1,607	1,036	42	138	2,823
Substandard	385	9,936	1,703	101	20	12,145
Doubtful	—	—	—	—	2	2
Loss	—	—	—	—	—	—

Total	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

At December 31, 2009
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$495	$13,645	$121,175	$8,749	$13,284	$157,348
Special Mention	—	3,632	2,890	247	197	6,966
Substandard	874	5,338	421	—	19	6,652
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$1,369	$22,615	$124,486	$8,996	$13,500	$170,966

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Impaired loans and nonperforming loans by loan class at December 31, 2010 and 2009 were summarized as follows:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At December 31, 2010
Impaired loans:
Impaired loans with an allowance for loan losses	$125	$2,498	$1,035	$33	$7	$3,698
Impaired loans with no allowance for loan losses	—	1,900	1,634	81	53	3,668

Total impaired loans	$125	$4,398	$2,669	$114	$60	$7,366

Unpaid principal balance of impaired loans	$125	$4,398	$2,669	$114	$60	$7,366

Allowance for loan losses on impaired loans	$100	$626	$183	$17	$3	$929

Average recorded investment in impaired loans	$63	$2,834	$1,887	$57	$51	$4,892

Interest income recognized on a cash basis during the period that the loans were impaired	$5	$174	$86	$6	$5	$276

Nonperforming loans:
Nonaccrual loans	$125	$2,498	$1,704	$101	$20	$4,448
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	—	841	7	149	997

Total nonperforming loans	$125	$2,498	$2,545	$108	$169	$5,445

At December 31, 2009
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$—	$543	$—	$19	$562
Impaired loans with no allowance for loan losses	—	1,270	562	—	23	1,855

Total impaired loans	$—	$1,270	$1,105	$—	$42	$2,417

Unpaid principal balance of impaired loans	$—	$1,270	$1,105	$—	$42	$2,417

Allowance for loan losses on impaired loans	$—	$—	$161	$—	$7	$168

Average recorded investment in impaired loans	$—	$635	$886	$—	$37	$1,558

Interest income recognized on a cash basis during the period that the loans were impaired	$—	$17	$49	$—	$3	$69

Nonperforming loans:
Nonaccrual loans	$—	$1,270	$421	$—	$20	$1,711
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	—	1,280	—	437	1,717

Total nonperforming loans	$—	$1,270	$1,701	$—	$457	$3,428

For the years ended December 31, 2010 and 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $235 and $31, respectively. Interest income recognized on such loans for the year ended December 31, 2010 and 2009 was $62 and $23, respectively.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2010 and 2009 and total investment in loans at December 31, 2010 and 2009:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

Year Ended December 31, 2010:

Allowance for Loan Losses:
Balance, beginning of year	$12	$293	$455	$33	$147	$940
Provision for loan losses	119	788	492	27	31	1,457
Loans charged to the allowance	—	—	(252)	—	(72)	(324)
Recoveries of loans previously charged off	—	—	41	—	22	63

Balance, end of year	$131	$1,081	$736	$60	$128	$2,136

Ending balance: individually evaluated for impairment	$100	$626	$183	$17	$3	$929

Ending balance: collectively evaluated for impairment	$31	$455	$553	$43	$125	$1,207

Loans:
Ending balance	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

Ending balance individually evaluated for impairment	$125	$4,398	$2,669	$114	$60	$7,366

Ending balance collectively evaluated for impairment	$2,348	$24,905	$137,671	$9,998	$10,275	$185,197

Year Ended December 31, 2009:

Allowance for Loan Losses:
Balance, beginning of year	$4	$61	$220	$17	$178	$480
Provision for loan losses	8	232	292	16	139	687
Loans charged to the allowance	—	—	(57)	—	(188)	(245)
Recoveries of loans previously charged off	—	—	—	—	18	18

Balance, end of year	$12	$293	$455	$33	$147	$940

Ending balance: individually evaluated for impairment	$—	$—	$161	$—	$7	$168

Ending balance: collectively evaluated for impairment	$12	$293	$294	$33	$140	$772

Loans:
Ending balance	$1,369	$22,615	$124,486	$8,996	$13,500	$170,966

Ending balance individually evaluated for impairment	$—	$1,270	$1,105	$—	$42	$2,417

Ending balance collectively evaluated for impairment	$1,369	$21,345	$123,381	$8,996	$13,458	$168,549

The provision for loan losses increased by $770 from $687 for the year ended December 31, 2009 to $1,457 for the year ended December 31, 2010. The increase resulted from a $309 increase due to adjustments to experience loss ratios for uncertainties due to a higher level of delinquencies and concentrations of credit and changes in current economic conditions as they relate in particular to commercial real estate loans and commercial business loans and a $461 increase due to an increase in loans classified as substandard and an increase in impaired loans.
Troubled debt restructurings are loans for which a portion of the interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.
The Bank originated $45,078 and $30,466 in loans during the years ended December 31, 2010 and 2009, respectively, which were placed with various correspondent lending institutions.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Proceeds on sales of these loans were $43,400 and $30,549 during the years ended December 31, 2010 and 2009, respectively. Gains on sales of these loans were $979 and $545 during the years ended December 31, 2010 and 2009, respectively. These loans were sold with servicing rights released. Loans serviced for the benefit of others amounted to $2,640 and $2,554, respectively.
Note 6. Premises and Equipment
Premises and equipment at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Land	$1,064	$1,064
Building and improvements	3,669	3,669
Furniture and fixtures	1,337	1,292
Computer equipment	515	549
Leasehold improvements	902	902

	7,487	7,476
Less accumulated depreciation and amortization	2,850	2,571

	$4,637	$4,905

Depreciation and amortization expense was $394 and $405, respectively, for the years ended December 31, 2010 and 2009, respectively.
The Bank also leases certain branch facilities under non-cancelable operating leases which expire through March 31, 2017. Rental expense related to these leases was $162 and $176 for the years ended December 31, 2010 and 2009, respectively, and is included in occupancy costs in the consolidated statements of income.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Future minimum rental payments due under non-cancelable operating leases were as follows:

December 31,
2010

First year	$153
Second year	157
Third year	158
Fourth year	161
Fifth year	114
Thereafter	147

$890

Note 7. Deposits
Deposits as of December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010		2009
	Amount	Percentage	Amount	Percentage

Deposit type:
Noninterest-bearing demand	$5,738	3%	$4,932	3%
Interest-bearing demand	50,779	27%	47,129	27%
Money market	37,982	20%	30,014	17%
Savings accounts	31,490	17%	32,181	19%

Transaction accounts	125,989	67%	114,256	66%

Certificates of deposit:
Less than 2.00%	$44,796	24%	$24,765	14%
2.00% - 2.99%	13,327	7%	21,251	12%
3.00% - 3.99%	3,494	2%	9,724	6%
4.00% - 4.99%	638	—	2,595	2%

Total certificates of deposit	62,255	33%	58,335	34%

Total deposits	$188,244	100%	$172,591	100%

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Scheduled maturities of certificates of deposit accounts are as follows:

	December 31,
	2010	2009

First year	$44,333	$47,282
Second year	10,056	7,537
Third year	3,139	1,195
Fourth year	3,313	775
Fifth year	1,414	1,546

	$62,255	$58,335

Certificates of deposit having a balance of $100 or more at December 31, 2010 and 2009 totaled $32,960 and $26,180, respectively. Transaction accounts having a balance of $100 or more at December 31, 2010 and 2009 totaled $54,956 and $43,624, respectively.
Brokered deposits at December 31, 2010 and 2009 totaled $613 and $705, respectively.
Deposit amounts in excess of $250 are generally not federally insured.
Interest expense by deposit type for the years ended December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009

Interest-bearing demand	$131	$175
Savings	85	82
Money market	259	345
Certificates of deposit	1,185	1,582

Total interest on deposits	$1,660	$2,184

Note 8. Borrowings
The Bank periodically borrows from the FHLB. At December 31, 2010, the Bank had a total of fourteen such advances which totaled $15,987. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.49% to 3.09%.
At December 31, 2009, the Bank had a total of fourteen such advances which totaled $15,995. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.47% to 3.09%.
These advances are secured by FHLB stock, real estate loans and securities of $116,532 and $52,273, at December 31, 2010 and 2009, respectively. The Company had remaining credit available under the FHLB advance program of $100,332 and $35,986 at December 31, 2010 and 2009, respectively.
During the fourth quarter of 2009, the Bank prepaid $7,362 of advances from the FHLB maturing in years 2010 through 2013, with a weighted-average rate of 3.41% and an average remaining term of 1.28 years. These borrowings were replaced with $7,362 of new advances from the FHLB maturing in years 2011 through 2014, with a weighted-average rate of 3.40% and an average remaining term of 3.45 years.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
The Bank paid $298 of prepayment fees to the FHLB in order to increase the duration of these advances. Such fees were deferred and are being recognized in interest expense using the interest method as an adjustment to the cost of the new advances over their remaining term.
The Bank had floating-rate FHLB advances of $2,000 and $2,000 at December 31, 2010 and 2009, respectively.
At December 31, 2010 and 2009, the Bank had FHLB advances outstanding which mature as follows:

	December 31,	December 31,
	2010	2009

First year	$6,009	$86
Second year	3,932	6,076
Third year	1,035	3,888
Fourth year	5,011	1,029
Fifth year	—	4,916
Thereafter	—	—

	$15,987	$15,995

Note 9. Income Taxes
Income taxes included in the consolidated statements of income are as follows:

	Years Ended
	December 31,
	2010	2009

Current expense:
Federal	$606	$72
State	51	47

	657	119
Deferred tax (benefit) expense	(350)	243

	$307	$362

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
A reconciliation of the Company’s income taxes to be expected based on the federal statutory rate of 34% and the effective tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Years Ended
	December 31,
	2010	2009

Federal income tax at expected rate of 34%	$283	$291
State income taxes	51	47
Other	(27)	24

Total income tax expense	$307	$362

Effective tax rate	36.9%	42.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$650	$223
Nonaccrual loans	176	30
Unrealized loss on available for sale securities	51	—
Accrued employee benefits	230	227
Property and improvements	32	18
Net operating loss carryforward	—	229
Other	—	3

Total deferred tax assets	1,139	730

Deferred tax liabilities:
Unrealized gain on available for sale securities	—	51
Other	8	—

Total deferred tax liabilities	8	51

Net deferred tax asset	$1,131	$679

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Note 10. Financial Instruments With Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
At December 31, 2010 and 2009, the approximate amounts of these financial instruments were as follows:

	December 31,	December 31,
	2010	2009

Commitments to extend credit	$14,315	$9,758

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At December 31, 2010 and December 31, 2009, commitments to fund fixed rate loans of $6,120 and $5,958, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans ranged from 3.25% to 6.50% at December 31, 2010 and from 4.00% to 17.00% at December 31, 2009.
The Company has not incurred any significant losses on its commitments in the years ended December 31, 2010 or 2009. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.
Note 11. Contingencies
The Company is involved from time to time in various claims arising in the normal course of business. In the opinion of management, the ultimate liability from these matters, if any, will not be significant to the Company’s financial position or results of operations.
Note 12. Concentrations of Credit Risk
The Bank makes loans to the general public, which includes employees and former employees of the Bank’s former sponsor companies when it operated as a credit union. The former sponsor companies are Frito-Lay, Inc., KFC Corporation, Pizza Hut, Inc., Taco Bell Corp., Yum! Brands, Inc., A&W Restaurants, Inc., Long John Silver’s, Inc., and various divisions of PepsiCo. This concentration of credit risk could unfavorably impact the level of credit risk of the Bank should events occur, such as employment curtailments, temporary layoffs, etc., at these sponsor organizations. Management believes that the secured nature of the majority of these loans mitigates this risk.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Note 13. Related Parties
In the ordinary course of business, the Bank has, and expects to continue to have, transactions, including borrowings, with its executive officers, directors, and their affiliates. All loans to the Bank’s directors and executive officers were made with interest rates, terms, and collateral requirements similar to those required of other borrowers.
Loan activity for executive officers, directors and their affiliates for the year ended December 31, 2010 is as follows:

Balance at beginning of year	$1,618
New loans	1,109
Repayments	(538)

Balance at end of year	$2,189

Deposits from executive officers, directors and their affiliates were $1,714 and $2,105 at December 31, 2010 and 2009, respectively.
Note 14. Employee Benefits
The Bank’s 401(k) plan covers all eligible employees, as defined. The Bank matches 100% of employee contributions up to 5% of employees’ salaries. The Bank made matching contributions totaling $123 and $113 during the years ended December 31, 2010 and 2009, respectively.
The Bank has a salary continuation plan for the benefit of one officer. The Bank is funding the agreement with a fixed rate annuity. The recorded obligation of $131 and $88 at December 31, 2010 and 2009, respectively, is included in other liabilities. Expense of $43 and $49 was recorded for the years ended December 31, 2010 and 2009, respectively. There were no payments made during the years ended December 31, 2010 or 2009.
The Bank has a Phantom Stock Agreement (PSA) through which the Bank makes contributions on behalf of the participating employees. The contributions are subject to vesting periods which vary based upon individual agreements. The crediting rate on the contributions is based upon the performance of the Bank. For the years ending December 31, 2010 and 2009, the Bank recognized a credit to expense of $1 and an expense of $8, respectively, related to the PSA. The recorded obligation of $7 and $8 at December 31, 2010 and 2009, respectively, is included in other liabilities. For the year ended December 31, 2010, the Bank made no contributions due to the fact that the Bank had not met the performance requirements of the PSA.
In conjunction with the stock offering, the Bank adopted an ESOP for eligible employees. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 16,030 shares in the open market through December 31, 2010. The remaining 54,220 shares are expected to be purchased in the near term.
Participating employees are those which complete at least 1,000 hours of service during the plan year, which begins January 1. Participant benefits become 20% vested after two years of service, and 20% for each additional year of service until benefits are 100% vested after 6 years of service. The Bank makes minimum annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares are pledged as collateral on the ESOP loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Expense for shares released for allocation was $10 for the year ended December 31, 2010. The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2010 were 0, 1,047 and 82,733, respectively. The fair value of unreleased ESOP shares at December 31, 2010 was $776.
Note 15. Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of December 31, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.
At December 31, 2010 and 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
The following table sets forth the Bank’s capital ratios as of December 31, 2010 and 2009:

					Minimum To Be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Tangible capital to tangible assets	$28,129	11.78%	$3,581	1.50%	N/A	N/A
Total capital to risk weighted assets	29,336	18.46%	12,716	8.00%	$15,894	10.00%
Tier 1 capital to risk weighted assets	28,129	17.70%	6,358	4.00%	9,537	6.00%
Tier 1 capital to average assets	28,129	11.78%	9,548	4.00%	11,936	5.00%

As of December 31, 2009:
Tangible capital to tangible assets	$17,075	8.21%	$3,119	1.50%	N/A	N/A
Total capital to risk weighted assets	17,735	12.45%	11,392	8.00%	$14,240	10.00%
Tier 1 capital to risk weighted assets	17,075	11.99%	5,696	4.00%	8,544	6.00%
Tier 1 capital to average assets	17,075	8.21%	8,317	4.00%	10,396	5.00%
The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OTS) at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009

Equity capital	$28,292	$17,262
Disallowed deferred tax asset	(250)	(102)
Unrealized losses (gains) on securities, net	87	(85)

Tangible and Tier 1 capital	28,129	17,075
General allowance for loan losses	1,207	660

Total capital	$29,336	$17,735

Note 16. Fair Value Measurements
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (1) independent, (2) knowledgeable, (3) able to transact and (4) willing to transact.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
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
The fair value hierarchy is as follows:
Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
The following table represents assets and liabilities reported on the consolidated balance sheet at their fair value as of December 31, 2010 and 2009 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting
		Date Using
		Quoted
		Prices in	Significant
	Assets/	Active Markets	Other	Significant
	Liabilities	for Identical	Observable	Unobservable
	Measured	Assets	Inputs	Inputs
	At Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2010:
Measured on a recurring basis:
Assets:
Municipal securities	$3,585	—	$3,585	—
Collateralized mortgage obligations	10,488	—	10,488	—
Mortgage-backed securities	8,003	—	8,003	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	$2,769	—	$2,769	—

December 31, 2009:
Measured on a recurring basis:
Assets:
Agency securities	$2,457	—	$2,457	—
Municipal securities	1,362	—	1,362	—
Collateralized mortgage obligations	1,851	—	1,851	—
Mortgage-backed securities	7,822	—	7,822	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	$394	—	$394	—
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Securities available for sale are classified within Level 2 of the valuation hierarchy. The Company obtains fair value measurements for securities from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S Treasury yield curve, live trading levels, trade execution data, market consensus prepayment spreads, credit information and the bond’s terms and conditions, among other things.
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
At December 31, 2010 and 2009, impaired loans (with allocated allowance for losses) had principal balances of $3,698 and $562, respectively, and allocated allowance for losses of $929 and $168, respectively.
Note 17. Disclosure About the Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	December 31,		December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$11,814	$11,814	$11,717	$11,717
Securities available for sale	22,076	22,076	13,492	13,492
Fixed annuity investment	1,131	1,131	1,088	1,088
Restricted stock	1,003	1,003	1,655	1,655
Loans and loans held for sale	194,654	194,707	171,467	172,330
Accrued interest receivable	833	833	764	764

Financial liabilities:
Deposit accounts	188,244	183,738	172,591	173,364
Accrued interest payable	39	39	45	45
FHLB advances	15,987	16,151	15,995	16,230

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—
Fair Values of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
Cash and short-term instruments
The carrying amounts of cash and short-term instruments approximate their fair value.
Securities
See Note 16 to Consolidated Financial Statements for methods and assumptions used to estimate fair values for securities.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Note 18. Parent Company Only Financial Statements
The following balance sheet, statement of income and statement of cash flows for SP Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheet

December 31,
2010
ASSETS

Cash and cash equivalents	$3,032
Investment in Bank	28,292
ESOP note receivable	838

Total assets	$32,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$58

Common stock	17
Additional paid-in capital	15,290
Unallocated ESOP shares	(817)
Retained earnings-substantially restricted	17,701
Accumulated other comprehensive loss, net	(87)

Total stockholders’ equity	32,104

Total liabilities and stockholders’ equity	$32,162

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Statement of Income

Period Ended
December 31,
2010

Interest income on ESOP note receivable	$5
Noninterest expense	(29)

Loss before income tax benefit and equity in undistributed income of Bank	(24)
Income tax benefit	(9)

Net loss before equity in undistributed income of Bank	(15)
Equity in undistributed income of Bank	539

Net income	$524

SP Bancorp, Inc.
Notes to Consolidated Financial Statements
(Dollars in thousands)
Statement of Cash Flows

Period Ended
December 31,
2010

Cash flows from operating activities:
Net income	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Bank	(539)
Increase in other liabilities	58

Net cash provided by operating activities	43

Cash flows from investing activities:
Capital contribution to Bank	(11,501)
Repayment of ESOP loan	10

Net cash used for investing activities	(11,491)

Cash flows provided by financing activities — issuance of common stock	14,480

Net increase in cash and cash equivalents	3,032
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$3,032