Form 10-Q
period 2011-03-31
SP Bancorp, Inc.
filed 2011-05-16
CIK 1493182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of May 16, 2011 were 1,725,000.

SP Bancorp, Inc.
FORM 10-Q

SP Bancorp, Inc.
Part I. Financial Information

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
(In thousands)

	March 31,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$11,384	$2,384
Federal funds sold	10,095	9,430

Total cash and cash equivalents	21,479	11,814

Securities available for sale (amortized cost of $24,806 at March 31, 2011 and $22,214 at December 31, 2010)	24,813	22,076
Fixed annuity investment	1,142	1,131
Loans held for sale	1,340	3,589
Loans, net of allowance for losses of $1,760 at March 31, 2011 and $2,136 at December 31, 2010	193,662	191,065
Accrued interest receivable	838	833
Other real estate owned (“OREO”)	1,843	—
Premises and equipment, net	4,592	4,637
Federal Home Loan Bank (“FHLB”) stock and other restricted stock, at cost	1,004	1,003
Bank-owned life insurance (“BOLI”)	6,017	—
Deferred tax assets	1,075	1,131
Other assets	1,525	1,538

Total assets	$259,330	$238,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$11,497	$5,738
Interest-bearing	197,298	182,506

Total deposits	208,795	188,244
Borrowings	15,984	15,987
Accrued interest payable	44	39
Other liabilities	2,117	2,443

Total liabilities	226,940	206,713

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 par value; 100,000,000 shares authorized; 1,725,000 shares issued and outstanding	17	17
Additional paid-In capital	15,276	15,290
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(825)	(817)
Retained earnings — substantially restricted	17,918	17,701
Accumulated other comprehensive income (loss)	4	(87)

Total stockholders’ equity	32,390	32,104

Total liabilities and stockholders’ equity	$259,330	$238,817

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Interest income:
Interest and fees on loans	$2,618	$2,420
Securities — taxable	80	102
Securities — nontaxable	34	13
Other interest — earning assets	22	47

Total interest income	2,754	2,582

Interest expense:
Deposit accounts	339	449
Borrowings	112	118

Total interest expense	451	567

Net interest income	2,303	2,015

Provision for loan losses	120	1,080

Net interest income after provision for loan losses	2,183	935

Noninterest income:
Service charges	320	374
Gain on sale of securities available for sale	28	—
Gain on sale of mortgage loans	223	112
Other	122	29

Total noninterest income	693	515

Noninterest expense:
Compensation and benefits	1,286	969
Occupancy costs	269	273
Equipment expense	69	47
Data processing expense	115	153
ATM expense	91	91
Professional and outside services	232	176
Stationery and supplies	38	26
Marketing	44	38
FDIC insurance assessments	92	67
Operations from OREO	102	(10)
Other	237	155

Total noninterest expense	2,575	1,985

Income (loss) before income tax expense (benefit)	301	(535)

Income tax expense (benefit)	84	(212)

Net income (loss)	$217	$(323)

Basic and diluted earnings per share	$0.13	N/A

N/A	Not applicable.
See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income	Total

Balance, December 31, 2009	$—	$—	$—	$17,177	$85	$17,262

Comprehensive loss:
Net loss	—	—	—	(323)	—	(323)
Unrealized gain on securities available for sale, net of tax of $43	—	—	—	—	68	68

Total comprehensive loss						(255)

Balance, March 31, 2010	$—	$—	$—	$16,854	$153	$17,007

Balance, December 31, 2010	$17	$15,290	$(817)	$17,701	$(87)	$32,104

Additional stock issuance costs	—	(15)	—	—	—	(15)

ESOP shares purchased in open market	—	—	(18)	—	—	(18)

ESOP shares allocated	—	1	10	—	—	11

Comprehensive income:
Net income	—	—	—	217	—	217
Unrealized gain on securities available for sale, net of tax of $54	—	—	—	—	91	91

Total comprehensive income						308

Balance, March 31, 2011	$17	$15,276	$(825)	$17,918	$4	$32,390

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$217	$(323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93	100
Amortization of premiums on investments	145	29
ESOP expense	11	—
Provision for loan losses	120	1,080
Gain on sale of other real estate owned	—	(10)
Gain on sale of securities available for sale	(28)	—
Gains on sales of mortgage loans	(223)	(112)
Proceeds from sale of mortgage loans	12,720	5,893
Loans originated for sale	(10,248)	(6,306)
Increase in cash surrender value of BOLI	(17)	—
Increase in accrued interest receivable	(5)	(31)
Decrease in other assets	15	188
Increase in fixed annuity investment	(11)	(10)
Decrease in accrued interest payable and other liabilities	(321)	(296)

Net cash provided by operating activities	2,468	202

Cash flows from investing activities:
Purchase of securities available for sale	(5,753)	(520)
Maturities of securities available for sale	1,164	813
Proceeds from sale of securities available for sale	1,880	—
(Redemptions) purchases of FHLB stock	(1)	1
(Originations) loan repayments, net	(4,560)	3,723
Proceeds from sale of other real estate owned	—	10
Purchases of premises and equipment	(48)	(7)
Purchase of BOLI	(6,000)	—

Net cash (used in) provided by investing activities	(13,318)	4,020

Cash flows from financing activities:
Net increase in deposit accounts	20,551	19,600
(Repayment of) proceeds from FHLB advances, net	(3)	3
ESOP shares purchased	(18)	—
Additional stock issuance costs	(15)	—

Net cash provided by financing activities	20,515	19,603

Net increase in cash and cash equivalents	9,665	23,825
Cash and cash equivalents at beginning of period	11,814	11,717

Cash and cash equivalents at end of period	$21,479	$35,542

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$90	$14

Interest expense paid	$446	$567

Noncash transactions:
Transfers of loans to other real estate owned	$1,843	$—

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Note 1. Summary of Significant Accounting Policies
General
SharePlus Federal Bank (the “Bank”), is a federal stock savings bank located in Plano, Texas. On October 29, 2010, the Bank completed its conversion from a federal mutual savings bank to a federal capital stock savings bank. A new holding company, SP Bancorp, Inc (the “Company”), was established as part of the conversion. The public offering was consummated through the sale and issuance by the Company of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14,447 were raised in the stock offering, after deduction of conversion costs of $1,957 and excluding $846 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”).
The Bank operates as a full-service bank, including the acceptance of checking and savings deposits, and the origination of single-family mortgage and home equity loans, commercial real estate and business loans, automobile loans, and other personal loans. In addition to the Bank’s home office, the Bank has six branches, one of which is located near downtown Dallas, Texas; two are located near the Bank’s headquarters in Plano, Texas; two branches are located in Louisville, Kentucky; and the other branch is located in Irvine, California. The Bank is currently regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated in the consolidation.
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
Interim Financial Statements
The financial statements of the Company at March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited. However, in management’s opinion, the interim data at March 31, 2011 and for the three months ended March 31, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Basic and Diluted Earnings Per Share
Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

Three Months Ended
March 31, 2011

Net earnings	$217

Weighted-average shares outstanding	1,641

Basic and diluted earnings per share	$0.13

Earnings per share are not presented for the three months ended March 31, 2010 since the stock offering was consummated subsequent to that date.
Recent Authoritative Accounting Guidance
In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU 2011-02 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The adoption of ASU 2011-02, including the disclosures deferred by ASU 2011-01, are effective for the Company’s reporting period ending September 30, 2011.
Note 2. Stock Conversion
On October 29, 2010, the Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, the Company, was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14,447 were raised in the stock offering, after deduction of conversion costs of $1,957 and excluding $846 which was loaned by the Company to a trust for the ESOP. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 17,850 shares in the open market through March 31, 2011. The remaining 52,400 shares are expected to be purchased in the near term. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.
The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in the amount of $17.0 million, which represented the Bank’s total equity capital as of March 31, 2010, the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause equity capital to be reduced below the liquidation account amount or regulatory capital requirements. Any repurchase of the Company’s common stock will be conducted in accordance with applicable laws and regulations.
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. At March 31, 2011 and December 31, 2010, all of the Company’s securities were classified as available for sale. The amortized cost of securities and their approximate fair values at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale

March 31, 2011:
Agency securities	$1,993	$—	$(2)	$1,991
Municipal securities	3,743	17	(79)	3,681
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	10,827	91	(15)	10,903
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	8,243	5	(10)	8,238

	$24,806	$113	$(106)	$24,813

December 31, 2010:
Municipal securities	$3,746	$4	$(165)	$3,585
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	10,447	70	(29)	10,488
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	8,021	29	(47)	8,003

	$22,214	$103	$(241)	$22,076

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.
For the three months ended March 31, 2011, proceeds from sales of securities available for sale, gross gains and gross losses were $1,880, $28 and $0, respectively.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 were as follows:

		Continuous Unrealized		Continuous Unrealized
		Losses Existing for		Losses Existing for
	Number of Security	Less than 12 Months		12 Months or Longer		Total
	Positions with	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Unrealized losses	Value	Losses	Value	Losses	Value	Losses

March 31, 2011:

Agency securities	1	$1,991	$(2)	$—	$—	$1,991	$(2)
Municipal securities	9	2,772	(79)	—	—	2,772	(79)
Collateralized mortgage obligations	2	3,245	(15)	—	—	3,245	$(15)
Mortgage-backed securities	4	6,751	(10)	—	—	6,751	(10)

	16	$14,759	$(106)	$—	$—	$14,759	$(106)

December 31, 2010:

Municipal securities	9	$2,690	$(165)	$—	$—	$2,690	$(165)
Collateralized mortgage obligations	2	3,344	(29)	—	—	3,344	(29)
Mortgage-backed securities	3	6,073	(47)	—	—	6,073	(47)

	14	$12,107	$(241)	$—	$—	$12,107	$(241)

For all of the above securities available for sale, the gross unrealized losses are generally due to changes in interest rates. The gross unrealized losses were considered to be temporary as they reflected fair values on March 31, 2011 that are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more-likely-than-not that the Company will not be required to sell prior to anticipated recovery. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The scheduled maturities of securities at March 31, 2011 and December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Available for Sale		Available for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

After 5 years through 10 years	$2,439	$2,441	$446	$447
Due after 10 years	3,297	3,231	3,300	3,138

	5,736	5,672	3,746	3,585
Mortgage-backed securities and
Collateralized mortgage obligations	19,070	19,141	18,468	18,491

	$24,806	$24,813	$22,214	$22,076

Note 4. Loans and Allowance for Loan Losses
Loans at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Commercial business	$3,309	$2,473
Commercial real estate	32,246	29,303
One-to-four family	139,816	140,340
Home equity	9,900	10,112
Consumer	9,508	10,335

	194,779	192,563
Premiums, net	104	106
Deferred loan costs, net	539	532
Less allowance for loan losses	(1,760)	(2,136)

	$193,662	$191,065

The Bank originates loans to individuals and businesses, geographically concentrated primarily near the Bank’s offices in Dallas and Plano, Texas. Loan balances, interest rates, loan terms and collateral requirements vary according to the type of loan offered and overall credit-worthiness of the potential borrower.
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Commercial real estate. Commercial loans are secured primarily by office buildings, retail centers, owner-occupied offices, condominiums, developed lots and land. Commercial real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties generally depends on the successful operation of the real estate project and may be subject to a greater extent to adverse market conditions and the general economy.
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
On occasion, the Bank originates loans secured by single-family and home equity loans with high loan to value ratios exceeding 90 percent. These loans totaled $3,397 and $3,518 at March 31, 2011 and December 31, 2010, respectively.
Following is an age analysis of past due loans by loan class as of March 31, 2011 and December 31, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At March 31, 2011
Past Due:
30-59 days	$259	$—	$3,009	$63	$71	$3,402
60-89 days	—	—	—	—	—	—
90 days or more	125	531	1,349	100	8	2,113

Total past due	384	531	4,358	163	79	5,515
Current	2,925	31,715	135,458	9,737	9,429	189,264

Total loans	$3,309	$32,246	$139,816	$9,900	$9,508	$194,779

At December 31, 2010:
30-59 days	$—	$1,844	$1,675	$38	$49	$3,606
60-89 days	—	—	309	13	3	325
90 days or more	125	2,498	1,704	101	20	4,448

Total past due	125	4,342	3,688	152	72	8,379
Current	$2,348	$24,961	$136,652	$9,960	$10,263	$184,184

Total loans	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

The Bank utilizes a nine-point internal risk rating system for commercial real estate and commercial business loans, which provides a comprehensive analysis of the credit risk inherent in each loan. The rating system provides for five pass ratings. Rating grades six through nine comprise the adversely rated credits.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
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
Following is a summary of loans by grade or classification as of March 31, 2011 and December 31, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At March 31, 2011
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$2,925	$22,838	$136,478	$9,728	$9,374	$181,343
Special Mention	—	1,602	2,019	72	126	3,819
Substandard	384	7,806	1,319	100	8	9,617
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$3,309	$32,246	$139,816	$9,900	$9,508	$194,779

At December 31, 2010:
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$2,088	$17,760	$137,601	$9,969	$10,175	$177,593
Special Mention	—	1,607	1,036	42	138	2,823
Substandard	385	9,936	1,703	101	20	12,145
Doubtful	—	—	—	—	2	2
Loss	—	—	—	—	—	—

Total	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Impaired loans and nonperforming loans by loan class at March 31, 2011 and December 31, 2010 were summarized as follows:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At March 31, 2011
Impaired loans:
Impaired loans with an allowance for loan losses	$125	$531	$958	$33	$—	$1,647
Impaired loans with no allowance for loan losses	—	5,363	598	80	36	6,077

Total impaired loans	$125	$5,894	$1,556	$113	$36	$7,724

Unpaid principal balance of impaired loans	$125	$5,894	$1,556	$113	$36	$7,724
Allowance for loan losses on impaired loans	$125	$136	$134	$16	$—	$411
Average recorded investment in impaired loans	$125	$5,146	$2,113	$114	$47	$7,545

Nonperforming loans:
Nonaccrual loans	$125	$531	$1,082	$100	$8	$1,846
Loans past due 90 days and still accruing	—	—	267	—	—	267
Troubled debt restructurings (not included in nonaccrual loans)	—	5,258	677	7	135	6,077

Total nonperforming loans	$125	$5,789	$2,026	$107	$143	$8,190

At December 31, 2010:
Impaired loans:
Impaired loans with an allowance for loan losses	$125	$2,498	$1,035	$33	$7	$3,698
Impaired loans with no allowance for loan losses	—	1,900	1,634	81	53	3,668

Total impaired loans	$125	$4,398	$2,669	$114	$60	$7,366

Unpaid principal balance of impaired loans	$125	$4,398	$2,669	$114	$60	$7,366
Allowance for loan losses on impaired loans	$100	$626	$183	$17	$3	$929
Average recorded investment in impaired loans	$63	$2,834	$1,887	$57	$51	$4,892

Nonperforming loans:
Nonaccrual loans	$125	$2,498	$1,704	$101	$20	$4,448
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	—	841	7	149	997

Total nonperforming loans	$125	$2,498	$2,545	$108	$169	$5,445

Average recorded investment in impaired loans for the three months ended March 31, 2011 and 2010 was $7,545 and $4,975, respectively. Interest income recognized on a cash basis was insignificant for the three months ended March 31, 2011 and 2010.
For the three months ended March 31, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $57 and $78, respectively. Interest income recognized on such loans for the three months ended March 31, 2011 and 2010 was $2 and $2, respectively.
Troubled debt restructurings are loans for which a portion of the interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2011 and 2010 and total investment in loans at March 31, 2011, December 31, 2010 and March 31, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

Three Months Ended March 31, 2011:
Allowance for Loan Losses:
Balance, beginning of period	$131	$1,081	$736	$60	$128	$2,136
Provision for loan losses	45	31	65	9	(30)	120
Loans charged to the allowance	—	(467)	(20)	—	(16)	(503)
Recoveries of loans previously charged off	—	—	—	—	7	7

Balance, end of period	$176	$645	$781	$69	$89	$1,760

Ending balance: individually evaluated for impairment	$125	$136	$134	$16	$—	$411

Ending balance: collectively evaluated for impairment	$51	$509	$647	$53	$89	$1,349

At March 31, 2011:
Loans:
Ending balance	$3,309	$32,246	$139,816	$9,900	$9,508	$194,779

Ending balance individually evaluated for impairment	$125	$5,894	$1,556	$113	$36	$7,724

Ending balance collectively evaluated for impairment	$3,184	$26,352	$138,260	$9,787	$9,472	$187,055

At December 31, 2010:
Loans:
Ending balance	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

Ending balance individually evaluated for impairment	$125	$4,398	$2,669	$114	$60	$7,366

Ending balance collectively evaluated for impairment	$2,348	$24,905	$137,671	$9,998	$10,275	$185,197

At March 31, 2010:
Loans:
Ending balance	$1,109	$23,358	$121,618	$8,815	$12,301	$167,201

Ending balance individually evaluated for impairment	$—	$5,527	$1,970	$—	$36	$7,533

Ending balance collectively evaluated for impairment	$1,109	$17,831	$119,648	$8,815	$12,265	$159,668

Three Months Ended March 31, 2010:
Allowance for Loan Losses:
Balance, beginning of period	$12	$293	$455	$33	$147	$940
Provision for loan losses	35	723	295	19	8	1,080
Loans charged to the allowance	—	—	(19)	—	(13)	(32)
Recoveries of loans previously charged off	—	—	—	—	6	6

Balance, end of period	$47	$1,016	$731	$52	$148	$1,994

Ending balance: individually evaluated for impairment	$—	$603	$259	$—	$8	$870

Ending balance: collectively evaluated for impairment	$47	$413	$472	$52	$140	$1,124

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The $960,000 decrease in the provision for loan losses was primarily attributable to a significant provision during the three months ended March 31, 2010 as a result of an increase in nonperforming loans, including a specific allowance of $604,000 on a commercial real estate loan, and the Bank’s gross allocation multipliers. Nonperforming loans increased to $6.3 million at March 31, 2010 from $3.4 million at December 31, 2009.
The Bank originated $10,248 and $6,306 in loans during the three months ended March 31, 2011 and 2010, respectively, which were placed with various correspondent lending institutions. Proceeds on sales of these loans were $12,720 and $5,893 for the three months ended March 31, 2011 and 2010, respectively. Gains on sales of these loans were $223 and $112 for the three months ended March 31, 2011 and 2010, respectively. These loans were sold with servicing rights released.
Loans serviced for the benefit of others amounted to $2,590, $2,640 and $2,665 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
Note 5. Borrowings
The Bank periodically borrows from the FHLB of Dallas. At March 31, 2011, the Bank had a total of fourteen such advances which totaled $15,984. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.49% to 3.09%.
At December 31, 2010, the Bank had a total of fourteen such advances which totaled $15,987. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.49% to 3.09%.
These advances are secured by FHLB of Dallas stock, real estate loans and securities of $123,325 and $116,532, at March 31, 2011 and December 31, 2010, respectively. The Bank had remaining credit available under the FHLB advance program of $107,147 and $100,332 at March 31, 2011 and December 31, 2010, respectively.
Note 6. Income Taxes
The effective tax rate was 27.9% for the three months ended March 31, 2011, compared to 39.6% for the three months ended March 31, 2010. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.
Note 7. Financial Instruments With Off-Balance Sheet Risk
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
At March 31, 2011 and December 31, 2010, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2011	2010

Commitments to extend credit	$16,873	$14,315

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At March 31, 2011 and December 31, 2010, commitments to fund fixed rate loans of $2,300 and $6,120, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans ranged from 4.24% to 14.00% at March 31, 2011 and from 3.25% to 6.50% at December 31, 2010.
The Bank has not incurred any significant losses on its commitments in the three months ended March 31, 2011 or 2010. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.
Note 8. Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of March 31, 2011 and December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
At March 31, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The following table sets forth the Bank’s capital ratios as of March 31, 2011 and December 31, 2010:

					Minimum To Be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Tangible capital to tangible assets	$28,408	10.96%	3,887	1.50%	N/A	N/A
Total capital to risk weighted assets	29,757	17.04%	13,974	8.00%	$17,467	10.00%
Tier 1 capital to risk weighted assets	28,408	16.26%	6,987	4.00%	10,480	6.00%
Tier 1 capital to average assets	28,408	10.96%	10,364	4.00%	12,955	5.00%

As of December 31, 2010:
Tangible capital to tangible assets	$28,129	11.78%	$3,581	1.50%	N/A	N/A
Total capital to risk weighted assets	29,336	18.46%	12,716	8.00%	$15,894	10.00%
Tier 1 capital to risk weighted assets	28,129	17.70%	6,358	4.00%	9,537	6.00%
Tier 1 capital to average assets	28,129	11.78%	9,548	4.00%	11,936	5.00%
The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OTS) at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Equity capital	$28,627	$28,292
Disallowed deferred tax asset	(215)	(250)
Unrealized (gains) losses on securities, net	(4)	87

Tangible and Tier 1 capital	28,408	28,129
General allowance for loan losses	1,349	1,207

Total capital	$29,757	$29,336

Note 9. Fair Value Measurements
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The following table represents assets and liabilities reported on the consolidated balance sheet at their fair value as of March 31, 2011 and December 31, 2010 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting
		Date Using
		Quoted
		Prices in	Significant
	Assets/	Active Markets	Other	Significant
	Liabilities	for Identical	Observable	Unobservable
	Measured	Assets	Inputs	Inputs
	At Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011:
Measured on a recurring basis:
Assets:
Securities available for sale:
Agency securities	$1,991	$—	$1,991	$—
Municipal securities	3,681	—	3,681	—
Collateralized mortgage obligations	10,903	—	10,903	—
Mortgage-backed securities	8,238	—	8,238	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	1,236	—	—	1,236
Other real estate owned	1,843	—	—	1,843

December 31, 2010:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$3,585	$—	$3,585	$—
Collateralized mortgage obligations	10,488	—	10,488	—
Mortgage-backed securities	8,003	—	8,003	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	2,769	—	—	2,769
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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. Other real estate owned is initially recorded at fair value less estimated costs of disposal, which establishes a new cost basis. Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or level 3 inputs based on customized discounting.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
At March 31, 2011 and December 31, 2010, impaired loans (with allocated allowance for losses) had principal balances of $1,647 and $3,698, respectively, and allocated allowance for losses of $411 and $929, respectively. The allocated allowance for losses decreased due primarily to a partial charge-off of a loan secured by undeveloped land, which was foreclosed in February 2011.
Note 10. Disclosure About the Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$21,479	$21,479	$11,814	$11,814
Securities available for sale	24,813	24,813	22,076	22,076
Fixed annuity investment	1,142	1,142	1,131	1,131
Restricted stock	1,004	1,004	1,003	1,003
Loans and loans held for sale	195,002	195,106	194,654	194,707
Accrued interest receivable	838	838	833	833

Financial liabilities:
Deposit accounts	208,795	203,215	188,244	183,738
Accrued interest payable	44	44	39	39
Borrowings	15,984	15,374	15,987	16,151

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Cash and short-term instruments
The carrying amounts of cash and short-term instruments approximate their fair value.
Securities
See Note 9 to Financial Statements for methods and assumptions used to estimate fair values for securities.
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
Management’s discussion and analysis of financial condition and results of operations at March 31, 2011 and for the three months ended March 31, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.
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
Overview
On October 29, 2010, the Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, the Company, was established as part of the conversion. The public offering was consummated through the sale and issuance by the Company of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.4 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $846,000 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”). The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 17,850 in the open market through March 31, 2011. The remaining 52,400 shares are expected to be purchased in the near term.
At March 31, 2011, we had total assets of $259.3 million, compared to $238.8 million at December 31, 2010. This increase was primarily the result of an increase in cash and cash equivalents and investment in bank-owned life insurance, funded by customer deposits. During the three months ended March 31, 2011, we had net income of $217,000, compared to a net loss of $323,000 for the three months ended March 31, 2010. Higher net income resulted from a higher level of net interest income, a lower provision for loan losses and a higher noninterest income, partially offset by a higher noninterest expense and income tax expense.
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
Critical Accounting Policies. There are no material changes to the critical accounting policies disclosed in SP Bancorp, Inc.’s Form 10-K dated December 31, 2010, as filed on March 29, 2011 with the Securities and Exchange Commission.
Economy. Like the national economy, the Texas economy has been in a recession, but the Texas unemployment rate has been below the national rate for several months. The Dallas-Fort Worth Metroplex unemployment rate declined from 8.2% in June 2009 to 8.1% in February 2011. While the state’s seasonally adjusted unemployment rate rose from 7.8% in June 2009 to 8.1% in March 2011, and the corresponding U.S. rate decreased from 9.5% to 8.8% during the same period.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Summary of Selected Balance Sheet Data.

	March 31,	December 31,	Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Total assets	$259,330	$238,817	$20,513	8.59%
Total cash and cash equivalents	21,479	11,814	9,665	81.81
Securities available for sale, at fair value	24,813	22,076	2,737	12.40
Loans held for sale	1,340	3,589	(2,249)	(62.66)
Loans, net	193,662	191,065	2,597	1.36
Other real estate owned	1,843	—	1,843	NM
Premises and equipment, net	4,592	4,637	(45)	(0.97)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,004	1,003	1	0.10
Bank-owned life insurance	6,017	—	6,017	NM
Other assets (1)	4,580	4,633	(53)	(1.14)
Deposits	208,795	188,244	20,551	10.92
Borrowings	15,984	15,987	(3)	(0.02)
Stockholders’ equity	32,390	32,104	286	0.89

1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

NM	Not meaningful.
Total assets increased primarily as a result of an increase in cash and cash equivalents and investment in bank-owned life insurance, funded by customer deposits.
Net loans increased primarily in commercial real estate loans.
Deposits increased primarily from deposit inflows from existing customers.
Stockholders’ equity increased primarily as a result of net income of $217,000 for the quarter ended March 31, 2011.
Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
General. We recorded net income of $217,000 for the three months ended March 31, 2011 compared to a net loss of $323,000 for the same period last year. Net interest income increased by $288,000 to $2.3 million for the three months ended March 31, 2011 from $2.0 million for the three months ended March 31, 2010, our provision for loan losses decreased by $960,000 and noninterest income increased by $178,000, which was partially offset by higher noninterest expense, which increased by $590,000, and income tax expense, which increased by $296,000.

Summary of Net Interest Income.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change
Interest income:
Interest and fees on loans	$2,618	$2,420	$198	8.18%
Securities — taxable	80	102	(22)	(21.57)
Securities — nontaxable	34	13	21	161.54
Other interest — earning assets	22	47	(25)	(53.19)

Total interest income	2,754	2,582	172	6.66

Interest expense:
Savings deposits	20	20	—	0.00
Money market	41	73	(32)	(43.84)
Demand deposit account	27	38	(11)	(28.95)
Certificates of deposit	251	318	(67)	(21.07)

Total deposits	339	449	(110)	(24.50)
Borrowings	112	118	(6)	(5.08)

Total interest expense	451	567	(116)	(20.46)

Net interest income	$2,303	$2,015	$288	14.29%

Summary of Average Yields, Average Rates and Average Balances.
Average Yields and Rates

	Three Months Ended March 31,		Increase
	2011	2010	(decrease)
Loans	5.37%	5.69%	(0.32)%
Securities — taxable	1.64%	3.43%	(1.79)
Securities — nontaxable	3.63%	3.80%	(0.17)
Other interest — earning assets	0.61%	0.50%	0.11

Total interest-earning assets	4.73%	4.68%	0.05

Savings deposits	0.25%	0.25%	0.00
Money market	0.42%	0.90%	(0.48)
Demand deposit account	0.21%	0.30%	(0.09)
Certificates of deposit	1.64%	2.19%	(0.55)
Total deposits	0.74%	1.04%	(0.30)
Borrowings	2.80%	1.49%	1.31

Total interest-bearing liabilities	0.90%	1.11%	(0.21)

Net interest rate spread	3.83%	3.57%	0.26
Net interest margin	3.96%	3.65%	0.31%
Average Balances

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change
Loans	$195,082	$170,010	$25,072	14.75%
Securities — taxable	19,474	11,883	7,591	63.88
Securities — nontaxable	3,745	1,369	2,376	173.56
Other interest — earning assets	14,484	37,260	(22,776)	(61.13)

Total interest-earning assets	232,785	220,522	12,263	5.56

Savings deposits	31,544	32,281	(737)	(2.28)
Money market	39,459	32,404	7,055	21.77
Demand deposit account	51,886	50,737	1,149	2.26
Certificates of deposit	61,274	58,032	3,242	5.59

Total deposits	184,163	173,454	10,709	6.17
Borrowings	15,982	31,769	(15,787)	(49.69)

Total interest-bearing liabilities	200,145	205,223	(5,078)	(2.47)

Net interest-earning assets	$32,640	$15,299	$17,341	113.35%

Interest Income. Interest income increased primarily due to the investment of proceeds from our common stock offering in October 2010 and customer deposits in loans, our highest earning asset.
Interest income and fees on loans increased as the increase in the average balance of loans more than offset a decrease in the average yield on our loans. The average yield on our loan portfolio decreased, reflecting a lower market interest rate environment.
Interest income on taxable securities decreased primarily from a decrease in our portfolio yield, which more than offset the increase in the average balance of our taxable securities. The decline in the average yield on our taxable securities portfolio resulted from lower market interest rates.
Interest Expense. Interest expense decreased as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of money market accounts, and to a lesser extent, certificates of deposit, reflecting our successful marketing efforts.
Interest expense on borrowings decreased slightly reflecting a lower average balance, which was substantially offset by a higher average rate. During the March 2011 quarter we utilized deposits, to a higher degree and relied less on overnight and short-term advances to fund loans.
Net Interest Income. Net interest income increased as our net interest-earning assets increased. The increase in our net interest-earning assets, interest rate spread and net interest margin was attributable primarily to investment of proceeds from sale of our common stock in loans.
Provision for Loan Losses. We recorded a provision for loan losses of $120,000 for the three months ended March 31, 2011, compared to $1.1 million for the same period in 2010.
The $960,000 decrease in the provision for loan losses was primarily attributable to a significant provision during the three months ended March 31, 2010 as a result of an increase in nonperforming loans, including a specific allowance of $604,000 on a commercial real estate loan, and the Bank’s gross allocation multipliers. Nonperforming loans increased to $6.3 million at March 31, 2010 from $3.4 million at December 31, 2009.
Summary of Noninterest Income.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest income:
Service charges	$320	$374	$(54)	(14.44)%
Gain on sale of securities available for sale	28	—	28	NM
Gain on sale of mortgage loans	223	112	111	99.11
Other	122	29	93	320.69

Total noninterest income	$693	$515	$178	34.56%

NM	Not meaningful.
Noninterest Income. Noninterest income increased primarily due to gains on sale of mortgage loans and securities. Our origination, sale and resulting gains on one-to-four family residential loans in the secondary market is dependent upon relative customer demand, which is affected by current and anticipated market interest rates. Gains on sale of securities are not stable sources of income and there is no assurance that the Company will generate such gains in the future.

Service charges decreased as a result of lower NSF charges and other deposit fees, partially offset by higher ATM fees. Other noninterest income increased due to higher fees from sales of investment and insurance products and an increase in the cash surrender value of the BOLI investment.
Summary of Noninterest Expense.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest expense:
Compensation and benefits	$1,286	$969	$317	32.71%
Occupancy costs	269	273	(4)	(1.47)
Equipment expense	69	47	22	46.81
Data processing expense	115	153	(38)	(24.84)
ATM expense	91	91	—	0.00
Professional and outside services	232	176	56	31.82
Stationery and supplies	38	26	12	46.15
Marketing	44	38	6	15.79
FDIC insurance assessments	92	67	25	37.31
Operations from OREO	102	(10)	112	(1,120.00)
Other	237	155	82	52.90

Total noninterest expense	$2,575	$1,985	$590	29.72%

Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, professional and outside services, operations from OREO and other noninterest expense.
Compensation and benefits increased due to reversal of a bonus accrual in the 2010 period, higher salary levels and mortgage commission expenses, partially offset by a higher level of deferred loan origination costs. During the three months ended March 31, 2011, ESOP expense was $11,000. Equipment expense increased due to higher maintenance costs. Data processing decreased as a result of primarily lower costs following a contract renegotiation. Professional and outside services reflects costs associated with the Company’s public filing requirements with the SEC and outside consultant fees incurred for general corporate purposes. FDIC insurance assessments increased as a result of a higher level of deposits. Operations from OREO increased due primarily to real estate taxes incurred on one commercial real estate property. Other noninterest expense increased due primarily to higher legal expenses, charitable contribution expenses and various other corporate expenses.
Income Tax Expense. We recorded an $84,000 income tax expense for the three months ended March 31, 2011, compared to a $212,000 income tax benefit for the same period in 2010. Our effective tax rate was 27.9% for the three months ended March 31, 2011, compared to 39.6% for the three months ended March 31, 2010. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.

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

	For the Three Months Ended March 31,
	2011			2010
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)

Interest-earning assets:
Loans, net	$195,082	$2,618	5.37%	$170,010	$2,420	5.69%
Taxable investment securities	19,474	80	1.64%	11,883	102	3.43%
Nontaxable investment securities	3,745	34	3.63%	1,369	13	3.80%
Total other interest earning assets	13,531	21	0.62%	35,664	44	0.49%
FHLB of Dallas stock	953	1	0.42%	1,596	3	0.75%

Total interest-earning assets	232,785	2,754	4.73%	220,522	2,582	4.68%
Non-interest-earning assets	11,763			9,224

Total assets	$244,548			$229,746

Interest-bearing liabilities:
Savings deposits	$31,544	$20	0.25%	$32,281	$20	0.25%
Money market	39,459	41	0.42%	32,404	73	0.90%
Demand deposit accounts	51,886	27	0.21%	50,737	38	0.30%
Certificates of deposit	61,274	251	1.64%	58,032	318	2.19%

Total deposits	184,163	339	0.74%	173,454	449	1.04%
Borrowings	15,982	112	2.80%	31,769	118	1.49%

Total interest-bearing liabilities	200,145	451	0.90%	205,223	567	1.11%
Non-interest-bearing liabilities	12,080			7,205

Total liabilities	212,225			212,428
Equity	32,323			17,318

Total liabilities and equity	$244,548			$229,746

Net interest income		$2,303			$2,015

Net interest rate spread (2)			3.83%			3.57%
Net interest-earning assets (3)	$32,640			$15,299

Net interest margin (4)			3.96%			3.65%
Average interest-earning assets to interest-bearing liabilities			116.31%			107.45%

(1)	Yields and rates for the three months ended March 31, 2011 and 2010 are annualized.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2011, our liquidity ratio averaged 14.6%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $21.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $24.8 million at March 31, 2011.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At March 31, 2011, we had $16.9 million in loan commitments outstanding, including $6.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2011 totaled $43.3 million, or 20.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity is originating loans. During the three months ended March 31, 2011 and 2010 we originated $30.2 million and $10.9 million of loans, respectively. We purchased $5.8 million and $520,000 of securities during the three months ended March 31, 2011 and 2010, respectively.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $20.6 million and $19.6 million for the three months ended March 31, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Borrowings decreased by $3,000 for the three months ended March 31, 2011 and increased by $3,000 for the three months ended March 31, 2010.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances were $16.0 million at March 31, 2011 unchanged from December 31, 2010. At March 31, 2011, we had remaining credit available under the FHLB of Dallas program of $107.1 million.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2011, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See Note 8 — Regulatory Matters of the notes to the consolidated financial statements.
Nonperforming Assets
Nonperforming Loans. At March 31, 2011, our nonaccrual loans totaled $1.8 million. The non-accrual loans consisted primarily of one commercial real estate loan and one single-family residential loan. The first loan has an outstanding balance of $531,000 and is secured by a retail center in Sherman, Texas. At March 31, 2011, we had a specific allowance of $136,000 for this loan. This loan is a second lien with the first lien held by another bank with an outstanding balance of $202,000. The borrower has declared bankruptcy and we anticipate buying out the first lien on the property and foreclosing in the second quarter of 2011. The second loan has an outstanding balance of $559,000 and is secured by a residential property located in Orlando, Florida. At March 31, 2011, we had a specific allowance of $53,000 for this loan and had commenced foreclosure proceedings on the property.
For the three months ended March 31, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $57,000. Interest income recognized on such loans for the three months ended March 31, 2011 was $2,000.
At March 31, 2011, we had a total of 26 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings.
All of these loans are being monitored on our Watch List at March 31, 2011. Eight of these loans are automobile loans, with an aggregate loan balance of $34,000, and were made to individuals who have declared personal bankruptcy. Thirteen of these loans, with an aggregate balance of $1.4 million, are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. Three of these loans, consisting of two commercial business loans and one consumer loan totaling $259,000, are to a specific borrower who has experienced financial difficulties over the past two years but had continued to show a commitment to repay his obligations. Recently, the borrower has requested additional concessions which are currently under evaluation. Two of these loans are commercial real estate loans totaling $3.5 million secured by land and were current at March 31, 2011. Concerns generally stem from the nature of the collateral and the lack of commercial sales activity in the market. Of these two loans, one loan is collateralized by a building with a principal loan balance of $1.6 million. The borrower is actively working to re-tenant the building after the prior tenant filed bankruptcy in October, 2010. However management has increased monitoring on the loan, which is current according to its terms. The other loan is secured by commercial real estate totaling $1.9 million which has been impacted by slow leasing activity and rental rates below original projections at the time of origination. This loan is current and continues to maintain significant interest reserves at the Bank.
Troubled Debt Restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At March 31, 2011, we had $6.1 million of troubled debt restructurings (not included in nonaccrual loans) related to 17 consumer loans totaling $135,000, five residential loans totaling $684,000 and three commercial real estate loans totaling $5.3 million. The three commercial real estate loans were modified during the first quarter of 2011, and included significant principal reductions as well as interest rate reductions on each loan. Management believes these modifications will allow for continued performance and additional time to market the properties, and recent appraisals on the properties indicate that the loans are adequately collateralized. Of this $6.1 million in troubled debt restructurings (not included in nonaccrual loans), 5 loans totaling $30,000 were past due between 30-89 days.

Other Real Estate Owned. At March 31, 2011, we had $1.8 million in other real estate owned, consisting of undeveloped land, with a carrying value of $1.5 million and two single-family dwellings.
Classification of Assets. Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of March 31, 2011, we had $3.8 million of assets designated as special mention with specific allowance of $0.
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at March 31, 2011, substandard assets consisted of loans of $9.6 million with specific allowance of $411,000 and other real estate owned of $1.8 million. There were no doubtful or loss assets at March 31, 2011.
As of March 31, 2011, our largest substandard asset was a $2.0 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas. The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 with a loan to cost value of 67% at the time the loan was originated. The land was re-appraised in April 2010 for $2.6 million, and at that date no sales had occurred due to the general market downturn. The loan was originally structured on a five-year term, with interest payable quarterly and a minimum 5% principal reduction, from sales or investor contribution, due at the end of each of years 3 and 4. This loan was modified in March of 2011, and the borrower reduced the principal by $105,000. Terms were further modified to allow for continued performance and additional time to market the property. Following the loan modification, management also identified this loan as a troubled debt restructuring.
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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not evaluated for impairment to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, adjusted for qualitative factors that could impact the allowance for loan losses. These qualitative factors may include changes in lending policies and procedures, existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment. Although our policy allows for a general valuation allowance on certain smaller-balance, homogenous pools of loans classified as substandard, we have historically evaluated every loan classified as substandard, regardless of size, for impairment in establishing a specific allowance.
In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.
The allowance for loan losses decreased $376,000, or 17.6%, to $1.8 million at March 31, 2011 from $2.1 million at December 31, 2010. In addition, the allowance for loan losses to total loans receivable decreased to 0.90% at March 31, 2011 as compared to 1.09% at December 31, 2010. The allowance for loan losses as a percentage of nonperforming loans decreased to 21.5% at March 31, 2011 from 39.2% at December 31, 2010. The decline was attributable primarily to the partial charge-off of a loan secured by undeveloped land, which was foreclosed in February 2011. Substandard loans decreased to $9.6 million at March 31, 2011 from $12.1 million at December 31, 2010. Nonperforming loans, including troubled debt restructurings not included in nonaccrual loans, increased to $8.2 million at March 31, 2011 from $5.4 million at December 31, 2010 resulting primarily from an increase in troubled debt restructurings of $5.1 million related to three commercial real estate loans, deemed to be adequately collateralized, and a $2.6 million decrease in nonaccrual loans. Nonperforming loans are evaluated to determine impairment.
Impaired loans with specific valuation allowances were $1.6 million at March 31, 2011, and the related specific valuation allowance for loan losses was $411,000. Impaired loans without specific valuation allowances were $6.1 million at March 31, 2011.
To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2011 and December 31, 2010.
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
There were no changes in our nonaccrual or charge-off policies during the three months ended March 31, 2011 or 2010. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 7 — Financial Instruments with Off-Balance Sheet Risk of the notes to the consolidated financial statements.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
Impact of Inflation and Changing Prices
Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Articles of Incorporation of SP Bancorp Inc. (1)

3.2	Bylaws of SP Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of SP Bancorp, Inc. (1)

10.1	2010 Incentive Compensation Plan (1)

10.2	2008 Nonqualified Deferred Compensation Plan (1)

10.3	Phantom Stock Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SP BANCORP, INC.
Date: May 16, 2011	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: May 16, 2011	/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer