Form 10-Q
period 2011-06-30
SP Bancorp, Inc.
filed 2011-08-15
CIK 1493182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
YES ☑ NO ☐.
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
YES ☐ NO ☑
Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of August 15, 2011 were 1,725,000.

SP Bancorp, Inc.
FORM 10-Q

SP Bancorp, Inc.
Part I. Financial Information

Item 1.	Financial Statements
Consolidated Balance Sheets (Unaudited)
(In thousands)

	June 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$14,695	$2,384
Federal funds sold	12,180	9,430

Total cash and cash equivalents	26,875	11,814

Securities available for sale (amortized cost of $22,450 at June 30, 2011 and $22,214 at December 31, 2010)	22,384	22,076
Fixed annuity investment	1,153	1,131
Loans held for sale	3,969	3,589
Loans, net of allowance for losses of $1,859 at June 30, 2011 and $2,136 at December 31, 2010	194,346	191,065
Accrued interest receivable	879	833
Other real estate owned (“OREO”)	1,783	—
Premises and equipment, net	4,510	4,637
Federal Home Loan Bank (“FHLB”) stock and other restricted stock, at cost	1,005	1,003
Bank-owned life insurance (“BOLI”)	6,076	—
Deferred tax assets	1,103	1,131
Other assets	1,921	1,538

Total assets	$266,004	$238,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$9,694	$5,738
Interest-bearing	205,319	182,506

Total deposits	215,013	188,244
Borrowings	15,983	15,987
Accrued interest payable	51	39
Other liabilities	2,465	2,443

Total liabilities	233,512	206,713

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 par value; 100,000,000 shares authorized; 1,725,000 shares issued and outstanding	17	17
Additional paid-In capital	15,278	15,290
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(898)	(817)
Retained earnings — substantially restricted	18,136	17,701
Accumulated other comprehensive loss	(41)	(87)

Total stockholders’ equity	32,492	32,104

Total liabilities and stockholders’ equity	$266,004	$238,817

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$2,571	$2,343	$5,189	$4,763
Securities — taxable	119	88	199	190
Securities — nontaxable	36	16	70	29
Other interest — earning assets	32	46	54	93

Total interest income	2,758	2,493	5,512	5,075

Interest expense:
Deposit accounts	365	432	704	881
Borrowings	113	113	225	231

Total interest expense	478	545	929	1,112

Net interest income	2,280	1,948	4,583	3,963

Provision for loan losses	291	91	411	1,171

Net interest income after provision for loan losses	1,989	1,857	4,172	2,792

Noninterest income:
Service charges	314	385	634	759
Gain on sale of securities available for sale	174	128	202	128
Gain on sale of mortgage loans	306	107	529	219
Other	91	36	213	65

Total noninterest income	885	656	1,578	1,171

Noninterest expense:
Compensation and benefits	1,317	1,053	2,603	2,022
Occupancy costs	257	288	526	561
Equipment expense	62	64	131	111
Data processing expense	123	135	238	288
ATM expense	97	95	188	186
Professional and outside services	291	136	523	312
Stationery and supplies	28	33	66	59
Marketing	44	25	88	63
FDIC insurance assessments	78	67	170	134
Operations from OREO	29	—	131	(10)
Other	266	163	503	318

Total noninterest expense	2,592	2,059	5,167	4,044

Income (loss) before income tax expense (benefit)	282	454	583	(81)

Income tax expense (benefit)	64	173	148	(39)

Net income (loss)	$218	$281	$435	$(42)

Basic and diluted earnings per share	$0.13	N/A	$0.27	N/A

N/A Not applicable.

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance, December 31, 2009	$—	$—	$—	$17,177	$85	$17,262

Comprehensive loss:
Net loss	—	—	—	(42)	—	(42)
Unrealized gain on securities available for sale, net of tax of $25	—	—	—	—	39	39

Total comprehensive loss						(3)

Balance, June 30, 2010	$—	$—	$—	$17,135	$124	$17,259

Balance, December 31, 2010	$17	$15,290	$(817)	$17,701	$(87)	$32,104

Additional stock issuance costs	—	(15)	—	—	—	(15)

ESOP shares purchased in open market	—	—	(102)	—	—	(102)

ESOP shares allocated	—	3	21	—	—	24

Comprehensive income:
Net income	—	—	—	435	—	435
Unrealized gain on securities available for sale, net of tax of $26	—	—	—	—	46	46

Total comprehensive income						481

Balance, June 30, 2011	$17	$15,278	$(898)	$18,136	$(41)	$32,492

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$435	$(42)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	179	199
Amortization of premiums on investments	244	76
ESOP expense	24	—
Provision for loan losses	411	1,171
Gain on sale of other real estate owned	—	(10)
Gain on sale of securities available for sale	(202)	(128)
Gains on sales of mortgage loans	(529)	(219)
Proceeds from sale of mortgage loans	22,697	10,114
Loans originated for sale	(21,089)	(10,170)
Increase in cash surrender value of BOLI	(76)	—
(Increase) decrease in accrued interest receivable	(46)	20
Increase in other assets	(381)	(707)
Increase in fixed annuity investment	(22)	(21)
Increase (decrease) in accrued interest payable and other liabilities	34	(411)

Net cash provided by (used in) operating activities	1,679	(128)

Cash flows from investing activities:
Purchase of securities available for sale	(20,147)	(8,196)
Maturities, calls and principal paydowns on securities available for sale	3,842	3,774
Proceeds from sale of securities available for sale	16,027	2,783
(Redemptions) purchases of FHLB stock	(2)	654
(Originations) loan repayments, net	(6,934)	4,778
Proceeds from sale of other real estate owned	—	10
Purchases of premises and equipment	(52)	(118)
Purchase of BOLI	(6,000)	—

Net cash (used in) provided by investing activities	(13,266)	3,685

Cash flows from financing activities:
Net increase in deposit accounts	26,769	13,898
Repayment of FHLB advances, net	(4)	(4)
ESOP shares purchased	(102)	—
Additional stock issuance costs	(15)	—

Net cash provided by financing activities	26,648	13,894

Net increase in cash and cash equivalents	15,061	17,451
Cash and cash equivalents at beginning of period	11,814	11,717

Cash and cash equivalents at end of period	$26,875	$29,168

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$377	$129

Interest expense paid	$917	$1,112

Noncash transactions:
Transfers of loans to other real estate owned	$1,783	$30

Transfers of loans held for portfolio to loans held for sale	$1,459	$—

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Summary of Significant Accounting Policies
General
SharePlus Federal Bank (the “Bank”), is a federal stock savings bank located in Plano, Texas. On October 29, 2010, SharePlus Federal Bank completed its conversion from a federal mutual savings bank to a federal capital stock savings bank. A new holding company, SP Bancorp, Inc (the “Company”), was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”).
The Bank operates as a full-service bank, including the acceptance of checking and savings deposits, and the origination of single-family mortgage and home equity loans, commercial real estate and business loans, automobile loans, and other personal loans. In addition to the Bank’s home office, the Bank has six branches, one of which is located near downtown Dallas, Texas; two are located near the Bank’s headquarters in Plano, Texas; two branches are located in Louisville, Kentucky; and the other branch is located in Irvine, California. Effective July 21, 2011, the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). Prior to that date, the Bank was regulated by the Office of Thrift Supervision and the FDIC.
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SharePlus Federal Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated.
Interim Financial Statements
The financial statements of the Company at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited. However, in management’s opinion, the interim data at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Bank-Owned Life Insurance
Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in noninterest income on the consolidated statements of operations and are not subject to income taxes.
Basic and Diluted Earnings Per Share
Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Net earnings	$218	$435

Weighted-average shares outstanding	1,640	1,640

Basic and diluted earnings per share	$0.13	$0.27

Earnings per share are not presented for the three and six months ended June 30, 2010 since the stock offering was consummated subsequent to that date.
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
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have any material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this new guidance is not expected to have any material impact on the Company’s consolidated financial statements.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 2. Stock Conversion
On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the ESOP. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 24,947 shares in the open market through June 30, 2011. The remaining 45,303 shares are expected to be purchased in the near term. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.
SP Bancorp, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders continue to be insured by the FDIC. A liquidation account was established in the amount of $17.0 million, which represented the Bank’s total equity capital as of March 31, 2010, the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.
The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause equity capital to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of the new holding company’s common stock will be conducted in accordance with applicable laws and regulations.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. At June 30, 2011 and December 31, 2010, all of the Company’s securities were classified as available for sale. The amortized cost of securities and their approximate fair values at June 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale

June 30, 2011:
Municipal securities	$5,286	$44	$(37)	$5,293
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	10,321	13	(58)	10,276
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	6,843	29	(57)	6,815

	$22,450	$86	$(152)	$22,384

December 31, 2010:
Municipal securities	$3,746	$4	$(165)	$3,585
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	10,447	70	(29)	10,488
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	8,021	29	(47)	8,003

	$22,214	$103	$(241)	$22,076

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.
For the six months ended June 30, 2011, proceeds from sale of securities available for sale, gross gains and gross losses were $16,027, $202 and $0, respectively.
For the six months ended June 30, 2010, proceeds from sale of securities available for sale, gross gains and gross losses were $2,783, $128 and $0, respectively.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 were as follows:

		Continuous Unrealized		Continuous Unrealized
		Losses Existing for		Losses Existing for
	Number of Security	Less than 12 Months		12 Months or Longer		Total
	Positions with	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Unrealized losses	Value	Losses	Value	Losses	Value	Losses

June 30, 2011:

Municipal securities	5	$3,034	$(37)	$—	$—	$3,034	$(37)
Collateralized mortgage obligations	5	6,266	(58)	—	—	6,266	(58)
Mortgage-backed securities	2	4,315	(57)	—	—	4,315	(57)

	12	$13,615	$(152)	$—	$—	$13,615	$(152)

December 31, 2010:

Municipal securities	9	$2,690	$(165)	$—	$—	$2,690	$(165)
Collateralized mortgage obligations	2	3,344	(29)	—	—	3,344	(29)
Mortgage-backed securities	3	6,073	(47)	—	—	6,073	(47)

	14	$12,107	$(241)	$—	$—	$12,107	$(241)

For all of the above securities available for sale, the gross unrealized losses are generally due to changes in interest rates. The gross unrealized losses were considered to be temporary as they reflected fair values on June 30, 2011 that are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more-likely-than-not that the Company will not be required to sell prior to anticipated recovery. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The scheduled maturities of securities at June 30, 2011 and December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Available for Sale		Available for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

After 5 years through 10 years	$445	$444	$446	$447
Due after 10 years	4,841	4,849	3,300	3,138

	5,286	5,293	3,746	3,585
Mortgage-backed securities and Collateralized mortgage obligations	17,164	17,091	18,468	18,491

	$22,450	$22,384	$22,214	$22,076

Note 4. Loans and Allowance for Loan Losses
Loans at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Commercial business	$3,594	$2,473
Commercial real estate	31,522	29,303
One-to-four family	141,029	140,340
Home equity	10,117	10,112
Consumer	9,319	10,335

	195,581	192,563
Premiums, net	101	106
Deferred loan costs, net	523	532
Allowance for loan losses	(1,859)	(2,136)

	$194,346	$191,065

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
On occasion, the Bank originates loans secured by single-family and home equity loans with high loan to value ratios exceeding 90 percent. These loans totaled $3,262 and $3,518 at June 30, 2011 and December 31, 2010, respectively.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Following is an age analysis of past due loans by loan class as of June 30, 2011 and December 31, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At June 30, 2011
Past Due:
30-59 days	$—	$—	$453	$40	$16	$509
60-89 days	—	—	251	—	1	252
90 days or more	259	531	2,728	100	8	3,626

Total past due	259	531	3,432	140	25	4,387
Current	3,335	30,991	137,597	9,977	9,294	191,194

Total loans	$3,594	$31,522	$141,029	$10,117	$9,319	$195,581

At December 31, 2010
Past Due:
30-59 days	$—	$1,844	$1,675	$38	$49	$3,606
60-89 days	—	—	309	13	3	325
90 days or more	125	2,498	1,704	101	20	4,448

Total past due	125	4,342	3,688	152	72	8,379
Current	2,348	24,961	136,652	9,960	10,263	184,184

Total loans	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Following is a summary of loans by grade or classification as of June 30, 2011 and December 31, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At June 30, 2011
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$3,275	$22,221	$137,731	$9,958	$9,264	$182,449
Special Mention	—	1,595	571	59	47	2,272
Substandard	319	7,706	2,727	100	8	10,860
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$3,594	$31,522	$141,029	$10,117	$9,319	$195,581

At December 31, 2010:
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$2,088	$17,760	$137,601	$9,969	$10,175	$177,593
Special Mention	—	1,607	1,036	42	138	2,823
Substandard	385	9,936	1,703	101	20	12,145
Doubtful	—	—	—	—	2	2
Loss	—	—	—	—	—	—

Total	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Impaired loans and nonperforming loans by loan class at June 30, 2011 and December 31, 2010 were summarized as follows:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At June 30, 2011
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$531	$1,919	$33	$—	$2,483
Impaired loans with no allowance for loan losses	319	5,258	1,091	79	23	6,770

Total impaired loans	$319	$5,789	$3,010	$112	$23	$9,253

Unpaid principal balance of impaired loans	$319	$5,789	$3,010	$112	$23	$9,253
Allowance for loan losses on impaired loans	$—	$218	$260	$16	$—	$494
Average recorded investment in impaired loans	$190	$5,360	$2,411	$113	$40	$8,114

Nonperforming loans:
Nonaccrual loans	$259	$531	$2,728	$100	$8	$3,626
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	5,258	604	7	118	5,987

	$259	$5,789	$3,332	$107	$126	$9,613

At December 31, 2010:
Impaired loans:
Impaired loans with an allowance for loan losses	$125	$2,498	$1,035	$33	$7	$3,698
Impaired loans with no allowance for loan losses	—	1,900	1,634	81	53	3,668

Total impaired loans	$125	$4,398	$2,669	$114	$60	$7,366

Unpaid principal balance of impaired loans	$125	$4,398	$2,669	$114	$60	$7,366
Allowance for loan losses on impaired loans	$100	$626	$183	$17	$3	$929
Average recorded investment in impaired loans	$63	$2,834	$1,887	$57	$51	$4,892

Nonperforming loans:
Nonaccrual loans	$125	$2,498	$1,704	$101	$20	$4,448
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	—	841	7	149	997

	$125	$2,498	$2,545	$108	$169	$5,445

Interest income on impaired loans recognized on a cash basis was insignificant for the six months ended June 30, 2011 and 2010.
For the six months ended June 30, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $119 and $163, respectively. Interest income recognized on such loans for the six months ended June 30, 2011 and 2010 was $30 and $6, respectively.
Troubled debt restructurings are loans for which a portion of the interest or principal has been forgiven or loans modified at interest rates materially less than current market rates.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Following is a summary of the activity in the allowance for loan losses by loan class for the six months ended June 30, 2011 and 2010 and total investment in loans at June 30, 2011, December 31, 2010 and June 30, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

Six Months Ended June 30, 2011:
Allowance for Loan Losses:
Balance, beginning of period	$131	$1,081	$736	$60	$128	$2,136
Provision for loan losses	51	112	254	10	(16)	411
Loans charged to the allowance	(125)	(467)	(73)	—	(31)	(696)
Recoveries of loans previously charged off	—	—	—	—	8	8

Balance, end of period	$57	$726	$917	$70	$89	$1,859

Ending balance: individually evaluated for impairment	$—	$218	$260	$16	$—	$494

Ending balance: collectively evaluated for impairment	$57	$508	$657	$54	$89	$1,365

At June 30, 2011:
Loans:
Ending balance	$3,594	$31,522	$141,029	$10,117	$9,319	$195,581

Ending balance individually evaluated for impairment	$319	$5,789	$3,010	$112	$23	$9,253

Ending balance collectively evaluated for impairment	$3,275	$25,733	$138,019	$10,005	$9,296	$186,328

At December 31, 2010:
Loans:
Ending balance	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

Ending balance individually evaluated for impairment	$125	$4,398	$2,669	$114	$60	$7,366

Ending balance collectively evaluated for impairment	$2,348	$24,905	$137,671	$9,998	$10,275	$185,197

At June 30, 2010:
Loans:
Ending balance	$638	$24,090	$121,027	$8,903	$11,345	$166,003

Ending balance individually evaluated for impairment	$—	$5,761	$1,739	$27	$72	$7,599

Ending balance collectively evaluated for impairment	$638	$18,329	$119,288	$8,876	$11,273	$158,404

Six Months Ended June 30, 2010:
Allowance for Loan Losses:
Balance, beginning of period	$12	$293	$455	$33	$147	$940
Provision for loan losses	42	726	366	8	29	1,171
Loans charged to the allowance	—	—	(117)	—	(44)	(161)
Recoveries of loans previously charged off	—	—	—	—	13	13

Balance, end of period	$54	$1,019	$704	$41	$145	$1,963

Ending balance: individually evaluated for impairment	$—	$604	$230	$—	$13	$847

Ending balance: collectively evaluated for impairment	$54	$415	$474	$41	$132	$1,116

The $760 decrease in the provision for loan losses was primarily attributable to the recognition of a specific allowance of $604 on a commercial real estate loan during the six months ended June 30, 2010.
The Bank originated $21,089 and $10,170 in loans during the six months ended June 30, 2011 and 2010, respectively, which were placed with various correspondent lending institutions. Proceeds on sales of these loans were $22,697 and $10,114 for the six months ended June 30, 2011 and 2010, respectively. Gains on sales of these loans were $529 and $219 for the six months ended June 30, 2011 and 2010, respectively. These loans were sold with servicing rights released.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Loans serviced for the benefit of others amounted to $2,578, $2,640 and $2,657 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
Note 5. Borrowings
The Bank periodically borrows from the FHLB of Dallas. At June 30, 2011, the Bank had a total of fourteen such advances which totaled $15,983. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.42% to 3.09%.
At December 31, 2010, the Bank had a total of fourteen such advances which totaled $15,987. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.49% to 3.09%.
These advances are secured by FHLB of Dallas stock, real estate loans and securities of $113,250 and $116,532, at June 30, 2011 and December 31, 2010, respectively. The Bank had remaining credit available under the FHLB advance program of $97,095 and $100,332 at June 30, 2011 and December 31, 2010, respectively.
Note 6. Income Taxes
The effective tax rate was 25.4% for the six months ended June 30, 2011, compared to 48.1% for the six months ended June 30, 2010. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.
There were no significant changes in deferred tax items during the six months ended June 30, 2011.
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
At June 30, 2011 and December 31, 2010, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2011	2010

Commitments to extend credit	$16,083	$14,315

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At June 30, 2011 and December 31, 2010, commitments to fund fixed rate loans of $6,215 and $6,120, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans ranged from 3.90% to 7.50% at June 30, 2011 and from 3.25% to 6.50% at December 31, 2010.
The Bank has not incurred any significant losses on its commitments in the six months ended June 30, 2011 or 2010. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.
Note 8. Regulatory Capital
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
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of June 30, 2011 and December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
At June 30, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth the Bank’s capital ratios as of June 30, 2011 and December 31, 2010:

					Minimum To Be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2011:
Tangible capital to tangible assets	$28,724	10.80%	$3,989	1.50%	N/A	N/A
Total capital to risk weighted assets	30,089	17.33%	13,893	8.00%	$17,366	10.00%
Tier 1 capital to risk weighted assets	28,724	16.54%	6,947	4.00%	10,420	6.00%
Tier 1 capital to average assets	28,724	10.80%	10,637	4.00%	13,296	5.00%

As of December 31, 2010:
Tangible capital to tangible assets	$28,129	11.78%	$3,581	1.50%	N/A	N/A
Total capital to risk weighted assets	29,336	18.46%	12,716	8.00%	$15,894	10.00%
Tier 1 capital to risk weighted assets	28,129	17.70%	6,358	4.00%	9,537	6.00%
Tier 1 capital to average assets	28,129	11.78%	9,548	4.00%	11,936	5.00%
The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OCC) at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Equity capital	$28,808	$28,292
Disallowed deferred tax asset	(125)	(250)
Unrealized losses on securities, net	41	87

Tangible and Tier 1 capital	28,724	28,129
General allowance for loan losses	1,365	1,207

Total capital	$30,089	$29,336

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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table represents assets and liabilities reported on the consolidated balance sheet at their fair value as of June 30, 2011 and December 31, 2010 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting
		Date Using
		Quoted
		Prices in	Significant
	Assets/	Active Markets	Other	Significant
	Liabilities	for Identical	Observable	Unobservable
	Measured	Assets	Inputs	Inputs
	At Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$5,293	$—	$5,293	$—
Collateralized mortgage obligations	10,276	—	10,276	—
Mortgage-backed securities	6,815	—	6,815	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	1,989	—	—	1,989
Other real estate owned	1,783	—	—	1,783

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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
At June 30, 2011 and December 31, 2010, impaired loans (with allocated allowance for losses) had principal balances of $2,483 and $3,698, respectively, and allocated allowance for losses of $494 and $929, respectively. The allocated allowance for losses decreased due primarily to a partial charge-off of a loan secured by undeveloped land, which was foreclosed in February 2011.
Note 10. Disclosure About the Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$26,875	$26,875	$11,814	$11,814
Securities available for sale	22,384	22,384	22,076	22,076
Fixed annuity investment	1,153	1,153	1,131	1,131
Restricted stock	1,005	1,005	1,003	1,003
Loans and loans held for sale	198,315	197,826	194,654	194,707
Accrued interest receivable	879	879	833	833

Financial liabilities:
Deposit accounts	215,013	210,362	188,244	183,738
Accrued interest payable	51	51	39	39
Borrowings	15,983	16,340	15,987	16,151
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Securities
See Note 9 to Consolidated Financial Statements for methods and assumptions used to estimate fair values for securities.
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
Management’s discussion and analysis of financial condition and results of operations at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.
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
Overview
On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”). The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 24,947 in the open market through June 30, 2011. The remaining 45,303 shares are expected to be purchased in the near term.
At June 30, 2011, we had total assets of $266.0 million, compared to $238.8 million at December 31, 2010. This increase was primarily the result of an increase in cash and cash equivalents, investment in bank-owned life insurance and loans, funded by customer deposits.
During the three months ended June 30, 2011, we had net income of $218,000, compared to a net income of $281,000 for the three months ended June 30, 2010. Lower net income resulted from higher noninterest expense and provision for loan losses, partially offset by higher net interest income and noninterest income and lower tax expense. During the six months ended June 30, 2011, we had net income of $435,000, compared to a net loss of $42,000 for the six months ended June 30, 2010. Higher net income resulted from a higher level of net interest income and noninterest income and a lower provision for loan losses, partially offset by higher noninterest expense and income tax expense.
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
Our results of operations are also significantly affected by general economic and competitive conditions (such as changes in energy prices and real estate values which have an impact on our Texas market area), as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.
Critical Accounting Policies. There are no material changes to the critical accounting policies disclosed in SP Bancorp, Inc.’s Form 10-K dated December 31, 2010, as filed on March 29, 2011 with the Securities and Exchange Commission.

Economy. Like the national economy, the Texas economy has been in a recession, but the Texas unemployment rate has been below the national rate for several months. The Dallas-Fort Worth Metroplex unemployment rate declined from 8.5% in June 2010 to 7.9% in May 2011. While the state’s seasonally adjusted unemployment rate rose from 8.1% in June 2010 to 8.2% in June 2011, the corresponding U.S. rate decreased from 9.5% to 9.2% during the same period.
Comparison of Financial Condition at June 30, 2011 and December 31, 2010
Summary of Selected Balance Sheet Data.

	June 30,	December 31,	Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Total assets	$266,004	$238,817	$27,187	11.38%
Total cash and cash equivalents	26,875	11,814	15,061	127.48
Securities available for sale, at fair value	22,384	22,076	308	1.40
Loans held for sale	3,969	3,589	380	10.59
Loans, net	194,346	191,065	3,281	1.72
Other real estate owned	1,783	—	1,783	NM
Premises and equipment, net	4,510	4,637	(127)	(2.74)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,005	1,003	2	0.20
Bank-owned life insurance	6,076	—	6,076	NM
Other assets (1)	5,056	4,633	423	9.13
Deposits	215,013	188,244	26,769	14.22
Borrowings	15,983	15,987	(4)	(0.03)
Stockholders’ equity	32,492	32,104	388	1.21

1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

NM	Not meaningful.
Total assets increased primarily as a result of an increase in cash and cash equivalents, investment in bank-owned life insurance and loans, which were funded by customer deposits. In addition, certain loans were transferred to other real estate owned.
Net loans increased primarily in commercial real estate loans.
The BOLI investment was purchased to offset costs associated with benefit plans and to generate competitive investment returns. The BOLI investment was made equally between three insurance carriers, which had Standard & Poor’s ratings ranging from A+ to AAA.
Deposits increased primarily from deposit inflows from existing customers.
Stockholders’ equity increased primarily as a result of net income of $435,000 for the six months ended June 30, 2011.
Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010
General. We recorded net income of $218,000 for the three months ended June 30, 2011, compared to net income of $281,000 for the same period last year. Noninterest expense increased by $533,000 and our provision for loan losses increased by $200,000, which were partially offset by net interest income which increased by $332,000 to $2.3 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010, noninterest income which increased by $229,000 and income tax expense which decreased by $109,000.

Summary of Net Interest Income.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Interest income:
Interest and fees on loans	$2,571	$2,343	$228	9.73%
Securities — taxable	119	88	31	35.23
Securities — nontaxable	36	16	20	125.00
Other interest — earning assets	32	46	(14)	(30.43)

Total interest income	2,758	2,493	265	10.63

Interest expense:
Savings deposits	22	22	—	0.00
Money market	43	76	(33)	(43.42)
Demand deposit account	30	35	(5)	(14.29)
Certificates of deposit	270	299	(29)	(9.70)

Total deposits	365	432	(67)	(15.51)
Borrowings	113	113	—	0.00

Total interest expense	478	545	(67)	(12.29)

Net interest income	$2,280	$1,948	$332	17.04%

Summary of Average Yields, Average Rates and Average Balances.
Average Yields and Rates

	Three Months Ended June 30,		Increase
	2011	2010	(decrease)

Loans	5.27%	5.62%	(0.35)%
Securities — taxable	2.51%	2.78%	(0.27)
Securities — nontaxable	3.59%	3.99%	(0.40)
Other interest — earning assets	0.45%	0.55%	(0.10)

Total interest-earning assets	4.48%	4.63%	(0.15)

Savings deposits	0.25%	0.25%	0.00
Money market	0.40%	0.83%	(0.43)
Demand deposit account	0.21%	0.26%	(0.05)
Certificates of deposit	1.59%	2.01%	(0.42)
Total deposits	0.71%	0.93%	(0.22)
Borrowings	2.83%	2.83%	0.00

Total interest-bearing liabilities	0.87%	1.08%	(0.21)

Net interest rate spread	3.61%	3.55%	0.06
Net interest margin	3.70%	3.62%	0.08%
Average Balances

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Loans	$195,069	$166,832	$28,237	16.93%
Securities — taxable	18,968	12,683	6,285	49.55
Securities — nontaxable	4,009	1,606	2,403	149.63
Other interest — earning assets	28,388	34,132	(5,744)	(16.83)

Total interest-earning assets	246,434	215,253	31,181	14.49

Savings deposits	34,860	34,732	128	0.37
Money market	42,948	36,722	6,226	16.95
Demand deposit account	58,526	54,484	4,042	7.42
Certificates of deposit	67,926	59,517	8,409	14.13

Total deposits	204,260	185,455	18,805	10.14
Borrowings	15,979	15,988	(9)	(0.06)

Total interest-bearing liabilities	220,239	201,443	18,796	9.33

Net interest-earning assets	$26,195	$13,810	$12,385	89.68%

Interest Income. Interest income increased primarily due to proceeds from our common stock offering in October 2010 and increased customer deposits that were invested in loans, our highest earning asset.
Interest income and fees on loans increased as the increase in the average balance of loans more than offset a decrease in the average yield on our loans. The average yield on our loan portfolio decreased, reflecting a lower market interest rate environment.
Interest income on taxable securities increased primarily from an increase in our average balance, which more than offset the decrease in the average yield of our taxable securities. The decline in the average yield on our taxable securities portfolio resulted from lower market interest rates.
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
During the June 2011 quarter, we utilized deposits to a higher degree and relied less on overnight and short-term advances to fund loans.
Net Interest Income. Net interest income increased as our net interest-earning assets increased. The increase in our net interest-earning assets, interest rate spread and net interest margin is attributable primarily to proceeds from sale of our common stock that were invested in loans.
Provision for Loan Losses. We recorded a provision for loan losses of $291,000 for the three months ended June 30, 2011, compared to $91,000 for the same period in 2010. The increase was, in part, attributable to increased loss exposures in the loan portfolio, and included a specific allowance of $133,000 on a first and second mortgage loan secured by a single-family dwelling.
Summary of Noninterest Income.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest income:
Service charges	$314	$385	$(71)	(18.44)%
Gain on sale of securities available for sale	174	128	46	35.94
Gain on sale of mortgage loans	306	107	199	185.98
Other	91	36	55	152.78

Total noninterest income	$885	$656	$229	34.91%

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
Service charges decreased as a result of lower NSF charges and other deposit fees driven by new regulations related to overdraft protection programs, partially offset by higher ATM fees. Other noninterest income increased due to higher fees from sales of investment and insurance products and an increase in the cash surrender value of the BOLI investment.

Summary of Noninterest Expense.

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest expense:
Compensation and benefits	$1,317	$1,053	$264	25.07%
Occupancy costs	257	288	(31)	(10.76)
Equipment expense	62	64	(2)	(3.13)
Data processing expense	123	135	(12)	(8.89)
ATM expense	97	95	2	2.11
Professional and outside services	291	136	155	113.97
Stationery and supplies	28	33	(5)	(15.15)
Marketing	44	25	19	76.00
FDIC insurance assessments	78	67	11	16.42
Operations from OREO	29	—	29	NM
Other	266	163	103	63.19

Total noninterest expense	$2,592	$2,059	$533	25.89%

NM Not meaningful.
Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, professional and outside services and other noninterest expense.
Compensation and benefits increased due to higher salary levels and mortgage commission expenses, an additional commercial loan officer and additional personnel associated with the start up of the mortgage warehouse business. Occupancy costs decreased as a result of primarily lower maintenance costs, real estate taxes and depreciation expense. Professional and outside services reflects costs associated with the Company’s public filing requirements with the SEC and outside consultant fees incurred for general corporate purposes. Operations from OREO increased due to various holding costs related to other real estate owned. Other noninterest expense increased due primarily to higher legal expenses related to loan and corporate matters and various other company expenses.
Income Tax Expense. We recorded a $64,000 income tax expense for the three months ended June 30, 2011, compared to a $173,000 income tax expense for the same period in 2010. Our effective tax rate was 22.7% for the three months ended June 30, 2011, compared to 38.1% for the three months ended June 30, 2010. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.
Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010
General. We recorded net income of $435,000 for the six months ended June 30, 2011, compared to a net loss of $42,000 for the same period last year. Net interest income increased by $620,000 to $4.6 million for the six months ended June 30, 2011 from $4.0 million for the six months ended June 30, 2010, noninterest income increased by $407,000 and our provision for loan losses decreased by $760,000, which was partially offset by higher noninterest expense of $1.1 million and income tax expense of $187,000.

Summary of Net Interest Income

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Interest income:
Interest and fees on loans	$5,189	$4,763	$426	8.94%
Securities — taxable	199	190	9	4.74
Securities — nontaxable	70	29	41	141.38
Other interest — earning assets	54	93	(39)	(41.94)

Total interest income	5,512	5,075	437	8.61

Interest expense:
Savings deposits	41	42	(1)	(2.38)
Money market	85	149	(64)	(42.95)
Demand deposit account	57	73	(16)	(21.92)
Certificates of deposit	521	617	(96)	(15.56)

Total deposits	704	881	(177)	(20.09)
Borrowings	225	231	(6)	(2.60)

Total interest expense	929	1,112	(183)	(16.46)

Net interest income	$4,583	$3,963	$620	15.64%

Summary of Average Yields, Average Rates and Average Balances.
Average Yields and Rates

	Six Months Ended June 30,		Increase
	2011	2010	(decrease)

Loans	5.32%	5.66%	(0.34)%
Securities — taxable	2.07%	3.09%	(1.02)
Securities — nontaxable	3.61%	3.90%	(0.29)
Other interest — earning assets	0.49%	0.52%	(0.03)

Total interest-earning assets	4.59%	4.66%	(0.07)

Savings deposits	0.25%	0.25%	0.00
Money market	0.41%	0.86%	(0.45)
Demand deposit account	0.21%	0.28%	(0.07)
Certificates of deposit	1.61%	2.10%	(0.49)
Total deposits	0.72%	0.98%	(0.26)
Borrowings	2.82%	1.94%	0.88

Total interest-bearing liabilities	0.88%	1.09%	(0.21)

Net interest rate spread	3.71%	3.57%	0.14
Net interest margin	3.82%	3.64%	0.18%
Average Balances

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Loans	$195,076	$168,412	$26,664	15.83%
Securities — taxable	19,219	12,285	6,934	56.44
Securities — nontaxable	3,878	1,488	2,390	160.62
Other interest — earning assets	22,071	35,688	(13,617)	(38.16)

Total interest-earning assets	240,244	217,873	22,371	10.27

Savings deposits	33,211	33,513	(302)	(0.90)
Money market	41,212	34,574	6,638	19.20
Demand deposit account	55,223	52,621	2,602	4.94
Certificates of deposit	64,618	58,779	5,839	9.93

Total deposits	194,264	179,487	14,777	8.23
Borrowings	15,980	23,835	(7,855)	(32.96)

Total interest-bearing liabilities	210,244	203,322	6,922	3.40

Net interest-earning assets	$30,000	$14,551	$15,449	106.17%

Interest Income. Interest income increased primarily due to proceeds from our common stock offering in October 2010 and increased customer deposits that were invested in loans, our highest earning asset.
Interest income and fees on loans increased as the increase in the average balance of loans more than offset a decrease in the average yield on our loans. The average yield on our loan portfolio decreased, reflecting a lower market interest rate environment.

Interest income on nontaxable securities increased primarily from an increase in our average balance, which more than offset the decrease in the average yield of our nontaxable securities. The decline in the average yield on our nontaxable securities portfolio resulted from lower market interest rates.
Interest Expense. Interest expense decreased as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of money market accounts and certificates of deposit, reflecting our successful marketing efforts.
During the six months ended June 30, 2011, we utilized deposits to a higher degree and relied less on overnight and short-term advances to fund loans.
Net Interest Income. Net interest income increased as our net interest-earning assets increased. The increase in our net interest-earning assets, interest rate spread and net interest margin is attributable primarily to proceeds from sale of our common stock that were invested in loans.
Provision for Loan Losses. We recorded a provision for loan losses of $411,000 for the six months ended June 30, 2011, compared to $1.2 million for the same period in 2010.
The $760,000 decrease in the provision for loan losses was primarily attributable to a specific allowance of $604,000 on a commercial real estate loan established in the first quarter of 2010.
Summary of Noninterest Income.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest income:
Service charges	$634	$759	$(125)	(16.47)%
Gain on sale of securities available for sale	202	128	74	57.81
Gain on sale of mortgage loans	529	219	310	141.55
Other	213	65	148	227.69

Total noninterest income	$1,578	$1,171	$407	34.76%

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
Service charges decreased as a result of lower NSF charges and other deposit fees driven by new regulations related to overdraft protection programs, partially offset by higher ATM fees. Other noninterest income increased due to higher fees from sales of investment and insurance products and an increase in the cash surrender value of the BOLI investment.

Summary of Noninterest Expense.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest expense:
Compensation and benefits	$2,603	$2,022	$581	28.73%
Occupancy costs	526	561	(35)	(6.24)
Equipment expense	131	111	20	18.02
Data processing expense	238	288	(50)	(17.36)
ATM expense	188	186	2	1.08
Professional and outside services	523	312	211	67.63
Stationery and supplies	66	59	7	11.86
Marketing	88	63	25	39.68
FDIC insurance assessments	170	134	36	26.87
Operations from OREO	131	(10)	141	NM
Other	503	318	185	58.18

Total noninterest expense	$5,167	$4,044	$1,123	27.77%

NM Not meaningful.
Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, professional and outside services, operations from OREO and other noninterest expense.
Compensation and benefits increased due to reversal of a bonus accrual in the 2010 period, higher salary levels and mortgage commission expenses, an additional commercial loan officer and additional personnel associated with the start up of the mortgage warehouse business, partially offset by a higher level of deferred loan origination costs. Occupancy costs decreased as a result of primarily lower maintenance costs, real estate taxes and depreciation expense. Equipment expense increased due to higher maintenance costs. Data processing decreased primarily as a result of lower costs following a contract renegotiation. Professional and outside services reflects costs associated with the Company’s public filing requirements with the SEC and outside consultant fees incurred for general corporate purposes. FDIC insurance assessments increased as a result of a higher level of deposits. Operations from OREO increased due primarily to real estate taxes incurred on one commercial real estate property and various other holding costs related to other real estate owned. Other noninterest expense increased due primarily to higher legal expenses related to loan and corporate matters, travel costs, charitable contributions and various other company expenses.
Income Tax Expense. We recorded a $148,000 income tax expense for the six months ended June 30, 2011, compared to a $39,000 income tax benefit for the same period in 2010. Our effective tax rate was 25.4% for the six months ended June 30, 2011, compared to 48.1% for the six months ended June 30, 2010. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.

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

	For the Three Months Ended June 30,
	2011			2010
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate(1)	Balance	Interest	Yield/ Rate(1)

Interest-earning assets:
Loans, net	$195,069	$2,571	5.27%	$166,832	$2,343	5.62%
Taxable investment securities	18,968	119	2.51%	12,683	88	2.78%
Nontaxable investment securities	4,009	36	3.59%	1,606	16	3.99%
Total other interest earning assets	27,434	31	0.45%	32,974	45	0.55%
FHLB of Dallas stock	954	1	0.42%	1,158	1	0.35%

Total interest-earning assets	246,434	2,758	4.48%	215,253	2,493	4.63%

Non-interest-earning assets	18,073			10,280

Total assets	$264,507			$225,533

Interest-bearing liabilities:
Savings deposits	$34,860	$22	0.25%	$34,732	$22	0.25%
Money market	42,948	43	0.40%	36,722	76	0.83%
Demand deposit accounts	58,526	30	0.21%	54,484	35	0.26%
Certificates of deposit	67,926	270	1.59%	59,517	299	2.01%

Total deposits	204,260	365	0.71%	185,455	432	0.93%
Borrowings	15,979	113	2.83%	15,988	113	2.83%

Total interest-bearing liabilities	220,239	478	0.87%	201,443	545	1.08%

Non-interest-bearing liabilities	11,832			7,013

Total liabilities	232,071			208,456
Equity	32,436			17,077

Total liabilities and equity	$264,507			$225,533

Net interest income		$2,280			$1,948

Net interest rate spread (2)			3.61%			3.55%
Net interest-earning assets (3)	$26,195			$13,810

Net interest margin (4)			3.70%			3.62%
Average interest-earning assets to interest-bearing liabilities			111.89%			106.86%

(1)	Yields and rates for the three months ended June 30, 2011 and 2010 are annualized.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2011			2010
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

Interest-earning assets:
Loans, net	$195,076	$5,189	5.32%	$168,412	$4,763	5.66%
Taxable investment securities	19,219	199	2.07%	12,285	190	3.09%
Nontaxable investment securities	3,878	70	3.61%	1,488	29	3.90%
Total other interest earning assets	21,118	52	0.49%	34,312	89	0.52%
FHLB of Dallas stock	953	2	0.42%	1,376	4	0.58%

Total interest-earning assets	240,244	5,512	4.59%	217,873	5,075	4.66%

Non-interest-earning assets	14,338			9,755

Total assets	$254,582			$227,628

Interest-bearing liabilities:
Savings deposits	$33,211	$41	0.25%	$33,513	$42	0.25%
Money market	41,212	85	0.41%	34,574	149	0.86%
Demand deposit accounts	55,223	57	0.21%	52,621	73	0.28%
Certificates of deposit	64,618	521	1.61%	58,779	617	2.10%

Total deposits	194,264	704	0.72%	179,487	881	0.98%
Borrowings	15,980	225	2.82%	23,835	231	1.94%

Total interest-bearing liabilities	210,244	929	0.88%	203,322	1,112	1.09%

Non-interest-bearing liabilities	11,955			7,027

Total liabilities	222,199			210,349
Equity	32,383			17,279

Total liabilities and equity	$254,582			$227,628

Net interest income		$4,583			$3,963

Net interest rate spread (2)			3.71%			3.57%
Net interest-earning assets (3)	$30,000			$14,551

Net interest margin (4)			3.82%			3.64%
Average interest-earning assets to interest-bearing liabilities			114.27%			107.16%

(1)	Yields and rates for the six months ended June 30, 2011 and 2010 are annualized.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the six months ended June 30, 2011, our liquidity ratio averaged 16.8%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.

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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $26.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $22.4 million at June 30, 2011.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At June 30, 2011, we had $16.1 million in loan commitments outstanding, including $11.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2011 totaled $43.4 million, or 20.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity is originating loans. During the six months ended June 30, 2011 and 2010 we originated $78.4 million and $10.2 million of loans, respectively. We purchased $20.1 million and $8.2 million of securities during the six months ended June 30, 2011 and 2010, respectively.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $26.8 million and $13.9 million for the six months ended June 30, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Borrowings decreased by $4,000 for both the six months ended June 30, 2011 and 2010.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances were $16.0 million at June 30, 2011 unchanged from December 31, 2010. At June 30, 2011, we had remaining credit available under the FHLB of Dallas program of $97.1 million.
SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, SharePlus Federal Bank exceeded all regulatory capital requirements. SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See Note 8 — Regulatory Capital of the notes to the consolidated financial statements.

Nonperforming Assets
Nonperforming Loans. At June 30, 2011, our nonaccrual loans totaled $3.6 million. The non-accrual loans consisted primarily of one commercial real estate loan, six single-family residential loans and three commercial business loans. The first loan has an outstanding balance of $531,000 and is secured by a retail center in Sherman, Texas. This loan is a second lien with the first lien held by another bank with an outstanding balance of $221,000. In July, 2011, the Bank bought out the first lien and foreclosed on the property. The first of the six single-family residential loans has an outstanding balance of $559,000 and is secured by a residential property located in Orlando, Florida. At June 30, 2011, we had a specific allowance of $18,000 for this loan based upon the net proceeds projected from a short sale that the Bank has agreed to. This sale is scheduled to close in August, 2011. The second loan is a residential property located in Dallas, Texas with an outstanding balance of $778,000 and a specific allowance of $18,000. The borrower has committed to make at least one payment per month while the Bank evaluates a possible restructure of this credit. The third and fourth loans consist of a first and a second lien on a residential property in Chandler, Arizona that total to an outstanding balance of $339,000. At June 30, 2011, we had a specific allowance of $133,000 against these loans based upon the net proceeds projected from a short sale that the Bank agreed to. This sale closed in July, 2011. The fifth and sixth loans are to the same borrower and consist of residential properties located in Temple and Killeen, Texas that are being rented as investment properties. These loans total $468,000 and both were deemed to be adequately collateralized at June 30, 2011. The Bank agreed to a modification of terms for both loans, and these transactions were consummated in July, 2011. Both credits are now current. The three commercial business loans are to a specific borrower who has experienced financial difficulties over the past two years but had continued to show a commitment to repay his obligations. Recently, the borrower requested additional concessions which are currently under evaluation. These loans total $259,000 and were deemed to be adequately collateralized at June 30, 2011.
For the six months ended June 30, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $119,000. Interest income recognized on such loans for the six months ended June 30, 2011 was $30,000.
At June 30, 2011, we had a total of 17 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings. All of these loans are being monitored on our Watch List at June 30, 2011. Four of these loans are automobile loans, with an aggregate loan balance of $7,000, and were made to individuals who have declared personal bankruptcy. Ten of these loans, with an aggregate balance of $411,000, are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a commercial business loan with a balance of $60,000 that matured in June but was extended short term as the borrower is currently in discussions with the Bank regarding future disposition due to continued weakness in his primary business of residential construction. Two of these loans are commercial real estate loans totaling $3.5 million secured by land and were current at June 30, 2011. Concerns generally stem from the nature of the collateral and the lack of sales activity in the market. One of these loans is a commercial real estate loan collateralized by a building with a principal loan balance of $1.6 million. Management believes that the borrower will successfully re-tenant the building after the prior tenant filed bankruptcy in October 2010. However management has increased monitoring on the loan, which is current according to its terms. One of these loans is a commercial real estate loan totaling $1.9 million which has been impacted by slower than projected leasing activity and rental rates below projections at the time of origination. This property is now 73% leased. This loan is current and continues to maintain significant interest and tax reserves at the Bank.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At June 30, 2011, we had $6.0 million of troubled debt restructurings (not included in nonaccrual loans) related to 15 consumer loans totaling $118,000, four residential loans totaling $611,000 and three commercial real estate loans totaling $5.3 million. The three commercial real estate loans were modified during the first quarter of 2011, and included significant principal repayments from the borrowers, as well as interest rate reductions on each loan. The borrowers continued to make interest payments throughout the modification process. Management believes these modifications will allow for continued performance and additional time to market the properties, and recent appraisals on the properties indicate that the loans are adequately collateralized. Of this $6.0 million in troubled debt restructurings (not included in nonaccrual loans), two loans totaling $3,000 were past due between 30-89 days.
Other Real Estate Owned. At June 30, 2011, we had $1.8 million in other real estate owned, consisting of undeveloped land, with a carrying value of $1.5 million and two single-family dwellings.
Classification of Assets. Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2011, we had $2.3 million of assets designated as special mention with specific allowance of $0.
When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at June 30, 2011, substandard assets consisted of loans of $10.9 million with specific allowance of $495,000 and other real estate owned of $1.8 million. There were no doubtful or loss assets at June 30, 2011.
As of June 30, 2011, our largest substandard asset was a $2.0 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas. The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 with a loan to cost value of 67% at the time the loan was originated. The land was re-appraised in April 2010 for $2.6 million, and at that date no sales had occurred due to the general market downturn. The loan was originally structured on a five-year term, with interest payable quarterly and a minimum 5% principal reduction, from sales or investor contribution, due at the end of each of years 3 and 4. This loan was modified in March of 2011, and the borrower reduced the principal by $105,000. Terms were further modified to allow for continued performance and additional time to market the property. Following the loan modification, management also identified this loan as a troubled debt restructuring.
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
In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.
The allowance for loan losses decreased $277,000, or 13.0%, to $1.9 million at June 30, 2011 from $2.1 million at December 31, 2010. In addition, the allowance for loan losses to total loans receivable decreased to .93% at June 30, 2011 as compared to 1.09% at December 31, 2010. The allowance for loan losses as a percentage of nonperforming loans decreased to 19.3% at June 30, 2011 from 39.2% at December 31, 2010. The decline was attributable primarily to the partial charge-off of a loan secured by undeveloped land, which was foreclosed in February 2011. Substandard loans decreased to $10.9 million at June 30, 2011 from $12.1 million at December 31, 2010. Nonperforming loans, including troubled debt restructurings not included in nonaccrual loans, increased to $9.6 million at June 30, 2011 from $5.4 million at December 31, 2010 resulting from an increase in troubled debt restructurings of $5.0 million, primarily related to three commercial real estate loans deemed to be adequately collateralized, and an $822,000 million decrease in nonaccrual loans. Nonperforming loans are evaluated to determine impairment.
Impaired loans with specific valuation allowances were $2.5 million at June 30, 2011, and the related specific valuation allowance for loan losses was $494,000. Impaired loans without specific valuation allowances were $6.8 million at June 30, 2011.
To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2011 and December 31, 2010.
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
There were no changes in our nonaccrual or charge-off policies during the six months ended June 30, 2011 or 2010. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors
Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Articles of Incorporation of SP Bancorp Inc. (1)

3.2	Bylaws of SP Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of SP Bancorp, Inc. (1)

10.1	2010 Incentive Compensation Plan (1)

10.2	2008 Nonqualified Deferred Compensation Plan (1)

10.3	Phantom Stock Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label LInkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities Exchange Commission in the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-167967.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP BANCORP, INC.

Date: August 15, 2011	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: August 15, 2011	/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer