Form 10-Q
period 2011-09-30
SP Bancorp, Inc.
filed 2011-11-14
CIK 1493182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of November 14, 2011 were 1,725,000.

SP Bancorp, Inc.
FORM 10-Q

SP Bancorp, Inc.
Consolidated Balance Sheets (Unaudited) (In thousands)

	September 30,	December 31,
	2011	2010

ASSETS

Cash and due from banks	$2,906	$2,384
Federal funds sold	3,710	9,430

Total cash and cash equivalents	6,616	11,814

Securities available for sale (amortized cost of $27,612 at September 30, 2011 and $22,214 at December 31, 2010)	27,805	22,076
Fixed annuity investment	1,165	1,131
Loans held for sale	5,684	3,589
Loans, net of allowance for losses of $1,732 at September 30, 2011 and $2,136 at December 31, 2010	199,422	191,065
Accrued interest receivable	848	833
Other real estate owned (“OREO”)	2,182	—
Premises and equipment, net	4,430	4,637
Federal Home Loan Bank (“FHLB”) stock and other restricted stock, at cost	1,006	1,003
Bank-owned life insurance (“BOLI”)	6,135	—
Deferred tax assets	1,005	1,131
Other assets	2,514	1,538

Total assets	$258,812	$238,817

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$10,658	$5,738
Interest-bearing	198,881	182,506

Total deposits	209,539	188,244
Borrowings	13,981	15,987
Accrued interest payable	45	39
Other liabilities	2,353	2,443

Total liabilities	225,918	206,713

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value $0.01 par value; 100,000,000 shares authorized; 1,725,000 shares issued and outstanding	17	17
Additional paid-In capital	15,292	15,290
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,001)	(817)
Retained earnings — substantially restricted	18,468	17,701
Accumulated other comprehensive income (loss)	118	(87)

Total stockholders’ equity	32,894	32,104

Total liabilities and stockholders’ equity	$258,812	$238,817

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$2,667	$2,481	$7,856	$7,244
Securities — taxable	80	61	279	251
Securities — nontaxable	61	19	131	48
Other interest — earning assets	23	46	77	139

Total interest income	2,831	2,607	8,343	7,682

Interest expense:
Deposit accounts	344	410	1,048	1,291
Borrowings	112	113	337	344

Total interest expense	456	523	1,385	1,635

Net interest income	2,375	2,084	6,958	6,047

Provision for loan losses	309	134	720	1,305

Net interest income after provision for loan losses	2,066	1,950	6,238	4,742

Noninterest income:
Service charges	317	379	951	1,138
Gain on sale of securities available for sale	120	—	322	128
Gain on sale of mortgage loans	354	293	883	471
Other	136	109	349	214

Total noninterest income	927	781	2,505	1,951

Noninterest expense:
Compensation and benefits	1,446	1,209	4,049	3,231
Occupancy costs	278	297	804	858
Equipment expense	63	53	194	164
Data processing expense	118	131	356	419
ATM expense	98	96	286	282
Professional and outside services	216	157	739	465
Stationery and supplies	16	30	82	89
Marketing	36	46	124	109
FDIC insurance assessments	30	92	200	226
Operations from OREO	47	1	178	1
Other	233	221	736	532

Total noninterest expense	2,581	2,333	7,748	6,376

Income before income tax expense	412	398	995	317

Income tax expense	80	151	228	112

Net income	$332	$247	$767	$205

Basic and diluted earnings per share	$0.20	N/A	$0.47	N/A

N/A	Not applicable.
See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid-In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance, December 31, 2009	$—	$—	$—	$17,177	$85	$17,262

Comprehensive income:
Net income	—	—	—	205	—	205
Unrealized gain on securities available for sale, net of tax of $56	—	—	—	—	89	89

Total comprehensive income						294

Balance, September 30, 2010	$—	$—	$—	$17,382	$174	$17,556

Balance, December 31, 2010	$17	$15,290	$(817)	$17,701	$(87)	$32,104

Additional stock issuance costs	—	(15)	—	—	—	(15)

ESOP shares purchased in open market	—	—	(216)	—	—	(216)

ESOP shares allocated	—	17	32	—	—	49

Comprehensive income:
Net income	—	—	—	767	—	767
Unrealized gain on securities available for sale, net of tax of $126	—	—	—	—	205	205

Total comprehensive income						972

Balance, September 30, 2011	$17	$15,292	$(1,001)	$18,468	$118	$32,894

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$767	$205
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	266	299
Amortization of premiums on investments	402	145
ESOP expense	49	—
Provision for loan losses	720	1,305
Loss (gain) on sale of other real estate owned	11	(8)
Gain on sale of securities available for sale	(322)	(128)
Gains on sales of mortgage loans	(883)	(471)
Proceeds from sale of mortgage loans	35,239	22,666
Loans originated for sale	(34,992)	(27,955)
Increase in cash surrender value of BOLI	(135)	—
(Increase) decrease in accrued interest receivable	(15)	12
Increase in other assets	(976)	(2,064)
Increase in fixed annuity investment	(34)	(32)
Decrease in accrued interest payable and other liabilities	(84)	(138)

Net cash provided by (used in) operating activities	13	(6,164)

Cash flows from investing activities:
Purchase of securities available for sale	(31,637)	(8,196)
Maturities, calls and principal paydowns on securities available for sale	4,370	6,088
Proceeds from sale of securities available for sale	21,789	2,783
(Purchases) redemptions of FHLB stock	(3)	653
Originations, net of loan repayments	(13,001)	(7,025)
Proceeds from sale of other real estate owned	272	38
Purchases of premises and equipment	(59)	(124)
Purchase of BOLI	(6,000)	—

Net cash used in investing activities	(24,269)	(5,783)

Cash flows from financing activities:
Net increase in deposit accounts	21,295	25,572
Repayment of FHLB advances, net	(2,006)	(6)
ESOP shares purchased	(216)	—
Additional stock issuance costs	(15)	—

Net cash provided by financing activities	19,058	25,566

Net (decrease) increase in cash and cash equivalents	(5,198)	13,619
Cash and cash equivalents at beginning of period	11,814	11,717

Cash and cash equivalents at end of period	$6,616	$25,336

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$650	$313

Interest expense paid	$1,379	$1,630

Noncash transactions:
Transfers of loans to other real estate owned and repossessed assets	$2,465	$36

Transfers of loans held for portfolio to loans held for sale	$1,459	$—

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Note 1. Summary of Significant Accounting Policies
General
SharePlus Federal Bank (the “Bank”), is a federal stock savings bank located in Plano, Texas. On October 29, 2010, SharePlus Federal Bank completed its conversion from a federal mutual savings bank to a federal capital stock savings bank. A new holding company, SP Bancorp, Inc. (the “Company”), was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”).
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
Interim Financial Statements
The financial statements of the Company at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited. However, in management’s opinion, the interim data at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Bank-Owned Life Insurance
Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in noninterest income on the consolidated statements of income and are not subject to income taxes.
Basic and Diluted Earnings Per Share
Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Net earnings	$332	$767

Weighted-average shares outstanding	1,631	1,638

Basic and diluted earnings per share	$0.20	$0.47

Earnings per share are not presented for the three and nine months ended September 30, 2010, since the stock offering was consummated subsequent to that date.
Recent Authoritative Accounting Guidance
In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU 2011-02 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company adopted ASU 2011-02, including the disclosures deferred by ASU 2011-01, for the reporting period ending September 30, 2011. In accordance with ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011. No additional loans were classified as troubled debt restructurings or additional allowance for loan losses was required under ASU 2011-02. Refer to Note 4 to Consolidated Financial Statements for the required disclosures of ASU 2011-02.
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
In September, 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” The ASU simplifies how an entity tests goodwill for impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to materially impact the Company’s consolidated financial statements.
Note 2. Stock Conversion
On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the ESOP. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 34,864 shares in the open market through September 30, 2011. The remaining 35,386 shares are expected to be purchased in the near term. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. At September 30, 2011 and December 31, 2010, all of the Company’s securities were classified as available for sale. The amortized cost of securities and their approximate fair values at September 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale

September 30, 2011:
Municipal securities	$7,785	$179	$—	$7,964
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	14,333	71	(67)	14,337
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	5,494	30	(20)	5,504

	$27,612	$280	$(87)	$27,805

December 31, 2010:
Municipal securities	$3,746	$4	$(165)	$3,585
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	10,447	70	(29)	10,488
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	8,021	29	(47)	8,003

	$22,214	$103	$(241)	$22,076

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.
For the nine months ended September 30, 2011, proceeds from sale of securities available for sale, gross gains and gross losses were $21,789, $322 and $0, respectively.
For the nine months ended September 30, 2010, proceeds from sale of securities available for sale, gross gains and gross losses were $2,783, $128 and $0, respectively.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 were as follows:

		Continuous Unrealized		Continuous Unrealized
		Losses Existing for		Losses Existing for
	Number of Security	Less than 12 Months		12 Months or Longer		Total
	Positions with	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Unrealized losses	Value	Losses	Value	Losses	Value	Losses

September 30, 2011:

Collateralized mortgage obligations	5	$7,449	$(67)	$—	$—	$7,449	$(67)
Mortgage-backed securities	2	3,302	(20)	—	—	3,302	(20)

	7	$10,751	$(87)	$—	$—	$10,751	$(87)

December 31, 2010:

Municipal securities	9	$2,690	$(165)	$—	$—	$2,690	$(165)
Collateralized mortgage obligations	2	3,344	(29)	—	—	3,344	(29)
Mortgage-backed securities	3	6,073	(47)	—	—	6,073	(47)

	14	$12,107	$(241)	$—	$—	$12,107	$(241)

For all of the above securities available for sale, the gross unrealized losses are generally due to changes in interest rates. The gross unrealized losses were considered to be temporary as they reflected fair values on September 30, 2011 that are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more-likely-than-not that the Company will not be required to sell prior to anticipated recovery. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The scheduled maturities of securities at September 30, 2011 and December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Available for Sale		Available for Sale
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

After 5 years through 10 years	$—	$—	$446	$447
Due after 10 years	7,785	7,964	3,300	3,138

	7,785	7,964	3,746	3,585

Mortgage-backed securities and collateralized mortgage obligations	19,827	19,841	18,468	18,491

	$27,612	$27,805	$22,214	$22,076

Note 4. Loans and Allowance for Loan Losses
Loans at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010

Commercial business	$4,719	$2,473
Commercial real estate	34,388	29,303
One-to-four family	143,080	140,340
Home equity	9,586	10,112
Consumer	8,786	10,335

	200,559	192,563
Premiums, net	94	106
Deferred loan costs, net	501	532
Allowance for loan losses	(1,732)	(2,136)

	$199,422	$191,065

The Bank originates loans to individuals and businesses, geographically concentrated primarily near the Bank’s offices in Dallas and Plano, Texas. Loan balances, interest rates, loan terms and collateral requirements vary according to the type of loan offered and overall credit-worthiness of the potential borrower.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
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
Commercial real estate. Commercial real estate loans are secured primarily by office buildings, retail centers, owner-occupied offices, condominiums, developed lots and land. Commercial real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties generally depends on the successful operation of the real estate project and may be subject to a greater extent to adverse market conditions and the general economy.
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
On occasion, the Bank originates loans secured by single-family and home equity loans with high loan to value ratios exceeding 90 percent. These loans totaled $2,980 and $3,518 at September 30, 2011 and December 31, 2010, respectively.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Following is an age analysis of past due loans by loan class as of September 30, 2011 and December 31, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At September 30, 2011
Past Due:
30-59 days	$—	$—	$228	$—	$15	$243
60-89 days	—	—	954	—	—	954
90 days or more	319	—	468	139	—	926

Total past due	319	—	1,650	139	15	2,123
Current	4,400	34,388	141,430	9,447	8,771	198,436

Total loans	$4,719	$34,388	$143,080	$9,586	$8,786	$200,559

At December 31, 2010
Past Due:
30-59 days	$—	$1,844	$1,675	$38	$49	$3,606
60-89 days	—	—	309	13	3	325
90 days or more	125	2,498	1,704	101	20	4,448

Total past due	125	4,342	3,688	152	72	8,379
Current	2,348	24,961	136,652	9,960	10,263	184,184

Total loans	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Following is a summary of loans by grade or classification as of September 30, 2011 and December 31, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At September 30, 2011
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$4,400	$27,213	$140,743	$9,428	$8,741	$190,525
Special Mention	—	—	1,869	19	45	1,933
Substandard	319	7,175	468	139	—	8,101
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$4,719	$34,388	$143,080	$9,586	$8,786	$200,559

At December 31, 2010:
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$2,088	$17,760	$137,601	$9,969	$10,175	$177,593
Special Mention	—	1,607	1,036	42	138	2,823
Substandard	385	9,936	1,703	101	20	12,145
Doubtful	—	—	—	—	2	2
Loss	—	—	—	—	—	—

Total	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Impaired loans and nonperforming loans by loan class at September 30, 2011 and December 31, 2010 were summarized as follows:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

At September 30, 2011
Impaired loans:
Impaired loans with an allowance for loan losses	$119	$—	$259	$72	$—	$450
Impaired loans with no allowance for loan losses	200	5,258	1,762	79	19	7,318

Total impaired loans	$319	$5,258	$2,021	$151	$19	$7,768

Unpaid principal balance of impaired loans	$319	$5,258	$2,021	$151	$19	$7,768
Allowance for loan losses on impaired loans	$119	$—	$117	$37	$—	$273
Average recorded investment in impaired loans	$222	$5,360	$2,314	$123	$35	$8,054

Nonperforming loans:
Nonaccrual loans	$319	$—	$468	$139	$—	$926
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	5,258	708	7	106	6,079

	$319	$5,258	$1,176	$146	$106	$7,005

At December 31, 2010:
Impaired loans:
Impaired loans with an allowance for loan losses	$125	$2,498	$1,035	$33	$7	$3,698
Impaired loans with no allowance for loan losses	—	1,900	1,634	81	53	3,668

Total impaired loans	$125	$4,398	$2,669	$114	$60	$7,366

Unpaid principal balance of impaired loans	$125	$4,398	$2,669	$114	$60	$7,366
Allowance for loan losses on impaired loans	$100	$626	$183	$17	$3	$929
Average recorded investment in impaired loans	$63	$2,834	$1,887	$57	$51	$4,892

Nonperforming loans:
Nonaccrual loans	$125	$2,498	$1,704	$101	$20	$4,448
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	—	841	7	149	997

	$125	$2,498	$2,545	$108	$169	$5,445

For the nine months ended September 30, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $33 and $156, respectively. Interest income recognized on such loans for the nine months ended September 30, 2011 and 2010 was $18 and $15, respectively.
We establish a specific allowance when loans are determined to be impaired, including troubled debt restructurings. The allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company has allocated allowance for loan losses of $0 and $32 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at September 30, 2011 and December 31, 2010.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
During the periods ended September 30, 2011 and 2010, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from nine months to five years. Modifications involving an extension of the maturity date were for periods ranging from three months to five years.
Following is a summary of troubled debt restructurings during the nine months ended September 30, 2011 and 2010 and loans that have been restructured during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2011 and 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

Troubled debt restructurings during the nine months ended September 30, 2011:
Number of contracts	—	3	2	—	2	7

Pre-restructuring outstanding recorded investment	$—	$5,581	$483	$—	$12	$6,076

Post-restructuring outstanding recorded investment	$—	$5,251	$499	$—	$12	$5,762

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2011
Number of contracts	—	—	1	—	—	1

Recorded investment	$—	$—	$71	$—	$—	$71

Troubled debt restructurings during the nine months ended September 30, 2010:
Number of contracts	—	—	1	1	7	9

Pre-restructuring outstanding recorded investment	$—	$—	$71	$8	$107	$186

Post-restructuring outstanding recorded investment	$—	$—	$71	$8	$131	$210

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2010
Number of contracts	—	—	—	—	2	2

Recorded investment	$—	$—	$—	$—	$11	$11

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
Following is a summary of the activity in the allowance for loan losses by loan class for the nine months ended September 30, 2011 and 2010 and total investment in loans at September 30, 2011, December 31, 2010 and September 30, 2010:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total

Nine Months Ended September 30, 2011:
Allowance for Loan Losses:
Balance, beginning of period	$131	$1,081	$736	$60	$128	$2,136
Provision for loan losses	187	186	333	30	(16)	720
Loans charged to the allowance	(125)	(697)	(275)	—	(40)	(1,137)
Recoveries of loans previously charged off	—	—	—	—	13	13

Balance, end of period	$193	$570	$794	$90	$85	$1,732

Ending balance: individually evaluated for impairment	$119	$—	$117	$37	$—	$273

Ending balance: collectively evaluated for impairment	$74	$570	$677	$53	$85	$1,459

At September 30, 2011:
Loans:
Ending balance	$4,719	$34,388	$143,080	$9,586	$8,786	$200,559

Ending balance individually evaluated for impairment	$319	$5,258	$2,021	$151	$19	$7,768

Ending balance collectively evaluated for impairment	$4,400	$29,130	$141,059	$9,435	$8,767	$192,791

At December 31, 2010:
Loans:
Ending balance	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

Ending balance individually evaluated for impairment	$125	$4,398	$2,669	$114	$60	$7,366

Ending balance collectively evaluated for impairment	$2,348	$24,905	$137,671	$9,998	$10,275	$185,197

At September 30, 2010:
Loans:
Ending balance	$2,019	$23,988	$131,327	$8,993	$11,255	$177,582

Ending balance individually evaluated for impairment	$125	$3,908	$2,450	$83	$85	$6,651

Ending balance collectively evaluated for impairment	$1,894	$20,080	$128,877	$8,910	$11,170	$170,931

Nine Months Ended September 30, 2010:
Allowance for Loan Losses:
Balance, beginning of period	$12	$293	$455	$33	$147	$940
Provision for loan losses	90	721	454	11	29	1,305
Loans charged to the allowance	—	—	(252)	—	(55)	(307)
Recoveries of loans previously charged off	—	—	41	—	14	55

Balance, end of period	$102	$1,014	$698	$44	$135	$1,993

Ending balance: individually evaluated for impairment	$25	$604	$183	$—	$6	$818

Ending balance: collectively evaluated for impairment	$77	$410	$515	$44	$129	$1,175

The $585 decrease in the provision for loan losses for the nine months ended September 30, 2011 versus September 30, 2010 was primarily attributable to the recognition of a specific allowance of $604 on a commercial real estate loan during the nine months ended September 30, 2010.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The Bank originated $34,992 and $27,955 in loans during the nine months ended September 30, 2011 and 2010, respectively, which were placed with various correspondent lending institutions. Proceeds on sales of these loans were $35,239 and $22,666 for the nine months ended September 30, 2011 and 2010, respectively. Gains on sales of these loans were $883 and $471 for the nine months ended September 30, 2011 and 2010, respectively. These loans were sold with servicing rights released.
Loans serviced for the benefit of others amounted to $2,570, $2,640 and $2,648 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.
Note 5. Borrowings
The Bank periodically borrows from the FHLB of Dallas. At September 30, 2011, the Bank had a total of thirteen such advances which totaled $13,981. These advances have various maturities ranging from November 17, 2011 through November 17, 2014 at interest rates from 1.38% to 3.09%.
At December 31, 2010, the Bank had a total of fourteen such advances which totaled $15,987. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.49% to 3.09%.
These advances are secured by FHLB of Dallas stock, real estate loans and securities of $121,025 and $116,532, at September 30, 2011 and December 31, 2010, respectively. The Bank had remaining credit available under the FHLB advance program of $106,892 and $100,332 at September 30, 2011 and December 31, 2010, respectively.
Note 6. Income Taxes
The effective tax rate was 22.9% for the nine months ended September 30, 2011, compared to 35.3% for the nine months ended September 30, 2010. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.
There were no significant changes in deferred tax items during the nine months ended September 30, 2011.
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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
At September 30, 2011 and December 31, 2010, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2011	2010

Commitments to extend credit	$21,041	$14,315

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At September 30, 2011 and December 31, 2010, commitments to fund fixed rate loans of $10,418 and $6,120, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans ranged from 3.25% to 17.19% at September 30, 2011 and from 3.25% to 17.19% at December 31, 2010.
The Bank has not incurred any significant losses on its commitments in the nine months ended September 30, 2011 or 2010. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.
Note 8. Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of September 30, 2011 and December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.
At September 30, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The following table sets forth the Bank’s capital ratios as of September 30, 2011 and December 31, 2010:

					Minimum To Be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2011:
Tangible capital to tangible assets	$29,133	11.27%	3,879	1.50%	N/A	N/A
Total capital to risk weighted assets	30,644	17.39%	14,100	8.00%	17,626	10.00%
Tier 1 capital to risk weighted assets	29,133	16.53%	7,050	4.00%	10,575	6.00%
Tier 1 capital to average assets	29,133	11.27%	10,344	4.00%	12,930	5.00%

As of December 31, 2010:
Tangible capital to tangible assets	$28,129	11.78%	$3,581	1.50%	N/A	N/A
Total capital to risk weighted assets	29,336	18.46%	12,716	8.00%	$15,894	10.00%
Tier 1 capital to risk weighted assets	28,129	17.70%	6,358	4.00%	9,537	6.00%
Tier 1 capital to average assets	28,129	11.78%	9,548	4.00%	11,936	5.00%
The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OCC) at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Equity capital	$29,251	$28,292
Disallowed deferred tax asset	—	(250)
Unrealized (gains) losses on securities, net	(118)	87

Tangible and Tier 1 capital	29,133	28,129
Allowable general allowance for loan losses	1,511	1,207

Total capital	$30,644	$29,336

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

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
The following table represents assets and liabilities reported on the consolidated balance sheet at their fair value as of September 30, 2011 and December 31, 2010 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting
		Date Using
		Quoted
		Prices in	Significant
	Assets/	Active Markets	Other	Significant
	Liabilities	for Identical	Observable	Unobservable
	Measured	Assets	Inputs	Inputs
	At Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2011:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$7,964	$—	$7,964	$—
Collateralized mortgage obligations	14,337	—	14,337	—
Mortgage-backed securities	5,504	—	5,504	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	177	—	—	177
Other real estate owned	2,182	—	—	2,182

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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. Other real estate owned is initially recorded at fair value less estimated costs of disposal, which establishes a new cost basis. During the nine months ended September 30, 2011, no adjustments were made to value other real estate owned subsequent to establishment of the initial cost basis. Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or level 3 inputs based on customized discounting.

SP Bancorp, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(In thousands)
At September 30, 2011 and December 31, 2010, impaired loans (with allocated allowance for losses) had principal balances of $450 and $3,698, respectively, and allocated allowance for losses of $273 and $929, respectively. The allocated allowance for losses decreased due primarily to a partial charge-off of a loan secured by undeveloped land, which was foreclosed in February 2011 and a partial charge-off of a loan secured by a retail center that was foreclosed in July 2011.
Note 10. Disclosure About the Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$6,616	$6,616	$11,814	$11,814
Securities available for sale	27,805	27,805	22,076	22,076
Fixed annuity investment	1,165	1,165	1,131	1,131
Restricted stock	1,006	1,006	1,003	1,003
Loans and loans held for sale	205,106	204,588	194,654	194,707
Accrued interest receivable	848	848	833	833

Financial liabilities:
Deposit accounts	209,539	205,816	188,244	183,738
Accrued interest payable	45	45	39	39
Borrowings	13,981	14,326	15,987	16,151

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—
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
Management’s discussion and analysis of financial condition and results of operations at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.
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
Overview
On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”). The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 34,864 in the open market through September 30, 2011. The remaining 35,386 shares are expected to be purchased in the near term.
At September 30, 2011, we had total assets of $258.8 million, compared to $238.8 million at December 31, 2010. This increase was primarily the result of an increase in securities, investment in bank-owned life insurance and loans, funded by customer deposits and cash and cash equivalents.
During the three months ended September 30, 2011, we had net income of $332,000, compared to a net income of $247,000 for the three months ended September 30, 2010. Higher net income resulted from higher net interest income and noninterest income and lower tax expense, partially offset by higher noninterest expense and provision for loan losses. During the nine months ended September 30, 2011, we had net income of $767,000, compared to a net income of $205,000 for the nine months ended September 30, 2010. Higher net income resulted from a higher level of net interest income and noninterest income and a lower provision for loan losses, partially offset by higher noninterest expense and income tax expense.
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

Economy. Like the national economy, the Texas economy has been very weak, but the Texas unemployment rate has been below the national rate for several months. The Dallas-Fort Worth Metroplex unemployment rate was virtually unchanged from a year ago at 8.4% in August 2011. The state’s seasonally adjusted unemployment rate rose from 8.1% in September 2010 to 8.5% in September 2011, and the corresponding U.S. rate decreased from 9.6% to 9.1% during the same period.
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
Summary of Selected Balance Sheet Data.

	September 30,	December 31,	Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Total assets	$258,812	$238,817	$19,995	8.37%
Total cash and cash equivalents	6,616	11,814	(5,198)	(44.00)
Securities available for sale, at fair value	27,805	22,076	5,729	25.95
Loans held for sale	5,684	3,589	2,095	58.37
Loans, net	199,422	191,065	8,357	4.37
Other real estate owned	2,182	—	2,182	NM
Premises and equipment, net	4,430	4,637	(207)	(4.46)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,006	1,003	3	0.30
Bank-owned life insurance	6,135	—	6,135	NM
Other assets (1)	5,532	4,633	899	19.40
Deposits	209,539	188,244	21,295	11.31
Borrowings	13,981	15,987	(2,006)	(12.55)
Stockholders’ equity	32,894	32,104	790	2.46

1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

NM	Not meaningful.
Total assets increased primarily as a result of an increase in securities, investment in bank-owned life insurance and loans, which were funded by customer deposits and cash and cash equivalents. In addition, certain loans were transferred to other real estate owned.
Net loans increased primarily in commercial real estate loans.
The BOLI investment was purchased to offset costs associated with benefit plans and to generate competitive investment returns. The BOLI investment was made equally between three insurance carriers, which had Standard & Poor’s ratings ranging from A+ to AA+.
Deposits increased primarily from deposit inflows from existing customers.
Stockholders’ equity increased primarily as a result of net income of $767,000 for the nine months ended September 30, 2011.
Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010
General. We recorded net income of $332,000 for the three months ended September 30, 2011, compared to net income of $247,000 for the same period last year. Net interest income increased by $291,000 to $2.4 million for the three months ended September 30, 2011 from $2.1 million for the three months ended September 30, 2010, noninterest income increased by $146,000 and income tax expense decreased by $71,000, which was partially offset by higher noninterest expense of $248,000 and provision for loan losses of $175,000.

Summary of Net Interest Income.

	Three Months Ended
	September 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Interest income:
Interest and fees on loans	$2,667	$2,481	$186	7.50%
Securities — taxable	80	61	19	31.15
Securities — nontaxable	61	19	42	221.05
Other interest — earning assets	23	46	(23)	(50.00)

Total interest income	2,831	2,607	224	8.59

Interest expense:
Savings deposits	18	22	(4)	(18.18)
Money market	32	64	(32)	(50.00)
Demand deposit account	22	30	(8)	(26.67)
Certificates of deposit	272	294	(22)	(7.48)

Total deposits	344	410	(66)	(16.10)
Borrowings	112	113	(1)	(0.88)

Total interest expense	456	523	(67)	(12.81)

Net interest income	$2,375	$2,084	$291	13.96%

Summary of Average Yields, Average Rates and Average Balances.
Average Yields and Rates

	Three Months Ended September 30,		Increase
	2011	2010	(decrease)

Loans	5.35%	5.76%	(0.41)%
Securities — taxable	1.53%	2.05%	(0.52)
Securities — nontaxable	3.58%	3.64%	(0.06)
Other interest — earning assets	0.52%	0.59%	(0.07)

Total interest-earning assets	4.62%	4.80%	(0.18)

Savings deposits	0.21%	0.26%	(0.05)
Money market	0.30%	0.67%	(0.37)
Demand deposit account	0.16%	0.24%	(0.08)
Certificates of deposit	1.52%	1.89%	(0.37)
Total deposits	0.67%	0.89%	(0.22)
Borrowings	3.03%	2.83%	0.20

Total interest-bearing liabilities	0.83%	1.04%	(0.21)

Net interest rate spread	3.79%	3.76%	0.03
Net interest margin	3.88%	3.83%	0.05%
Average Balances

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Loans	$199,556	$172,201	$27,355	15.89%
Securities — taxable	20,973	11,893	9,080	76.35
Securities — nontaxable	6,807	2,089	4,718	225.85
Other interest — earning assets	17,524	31,224	(13,700)	(43.88)

Total interest-earning assets	244,860	217,407	27,453	12.63

Savings deposits	34,338	34,005	333	0.98
Money market	42,792	38,005	4,787	12.60
Demand deposit account	55,695	50,829	4,866	9.57
Certificates of deposit	71,421	62,253	9,168	14.73

Total deposits	204,246	185,092	19,154	10.35
Borrowings	14,802	15,985	(1,183)	(7.40)

Total interest-bearing liabilities	219,048	201,077	17,971	8.94

Net interest-earning assets	$25,812	$16,330	$9,482	58.06%

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
Interest Expense. Interest expense decreased as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of non-maturity deposits and certificates of deposit, reflecting our successful marketing efforts.
During the September 2011 quarter, we utilized deposits to a higher degree and relied less on overnight and short-term advances to fund loans.
Net Interest Income. Net interest income increased as our net interest-earning assets increased. The increase in our net interest-earning assets, interest rate spread and net interest margin was attributable primarily to proceeds from sale of our common stock that were invested in loans.
Provision for Loan Losses. We recorded a provision for loan losses of $309,000 for the three months ended September 30, 2011, compared to $134,000 for the same period in 2010. The increase was primarily attributable to an increase in the general allowance as a result of overall growth coupled with an increase in the historical loss ratios.
Summary of Noninterest Income.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest income:
Service charges	$317	$379	$(62)	(16.36)%
Gain on sale of securities available for sale	120	—	120	NM
Gain on sale of mortgage loans	354	293	61	20.82
Other	136	109	27	24.77

Total noninterest income	$927	$781	$146	18.69%

NM	Not meaningful.
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

Summary of Noninterest Expense.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest expense:
Compensation and benefits	$1,446	$1,209	$237	19.60%
Occupancy costs	278	297	(19)	(6.40)
Equipment expense	63	53	10	18.87
Data processing expense	118	131	(13)	(9.92)
ATM expense	98	96	2	2.08
Professional and outside services	216	157	59	37.58
Stationery and supplies	16	30	(14)	(46.67)
Marketing	36	46	(10)	(21.74)
FDIC insurance assessments	30	92	(62)	(67.39)
Operations from OREO	47	1	46	NM
Other	233	221	12	5.43

Total noninterest expense	$2,581	$2,333	$248	10.63%

NM	Not meaningful.
Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, professional and outside services, costs from operations from OREO, partially offset by lower FDIC insurance assessments.
Compensation and benefits increased due to higher salary levels, an additional commercial loan officer and additional personnel associated with the startup of mortgage warehouse lending. Occupancy costs decreased primarily as a result of lower real estate taxes and depreciation expense. Professional and outside services reflect costs associated with the Company’s public filing requirements with the SEC and outside consultant fees incurred for general corporate purposes. FDIC insurance assessments decreased due to a lower insurance assessment rate. Operations from OREO increased due to various holding costs related to other real estate owned. Other noninterest expense increased due primarily to higher legal expenses related to loan matters and various other company expenses.
Income Tax Expense. We recorded income tax expense of $80,000 for the three months ended September 30, 2011, compared to income tax expense of $151,000 for the same period in 2010. Our effective tax rate was 19.4% for the three months ended September 30, 2011, compared to 37.9% for the three months ended September 30, 2010. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.
Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010
General. We recorded net income of $767,000 for the nine months ended September 30, 2011, compared to net income of $205,000 for the same period last year. Net interest income increased by $911,000 to $7.0 million for the nine months ended September 30, 2011 from $6.0 million for the nine months ended September 30, 2010, noninterest income increased by $554,000 and our provision for loan losses decreased by $585,000, which was partially offset by higher noninterest expense of $1.4 million and income tax expense of $116,000.

Summary of Net Interest Income

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Interest income:
Interest and fees on loans	$7,856	$7,244	$612	8.45%
Securities — taxable	279	251	28	11.16
Securities — nontaxable	131	48	83	172.92
Other interest — earning assets	77	139	(62)	(44.60)

Total interest income	8,343	7,682	661	8.60

Interest expense:
Savings deposits	60	65	(5)	(7.69)
Money market	117	213	(96)	(45.07)
Demand deposit account	79	103	(24)	(23.30)
Certificates of deposit	792	910	(118)	(12.97)

Total deposits	1,048	1,291	(243)	(18.82)
Borrowings	337	344	(7)	(2.03)

Total interest expense	1,385	1,635	(250)	(15.29)

Net interest income	$6,958	$6,047	$911	15.07%

Summary of Average Yields, Average Rates and Average Balances.
Average Yields and Rates

	Nine Months Ended September 30,		Increase
	2011	2010	(decrease)

Loans	5.33%	5.69%	(0.36)%
Securities — taxable	1.88%	2.75%	(0.87)
Securities — nontaxable	3.59%	3.78%	(0.19)
Other interest — earning assets	0.50%	0.54%	(0.04)

Total interest-earning assets	4.60%	4.70%	(0.10)

Savings deposits	0.24%	0.26%	(0.02)
Money market	0.37%	0.79%	(0.42)
Demand deposit account	0.18%	0.26%	(0.08)
Certificates of deposit	1.58%	2.02%	(0.44)

Total deposits	0.70%	0.95%	(0.25)
Borrowings	2.88%	2.16%	0.72

Total interest-bearing liabilities	0.86%	1.08%	(0.22)

Net interest rate spread	3.74%	3.62%	0.12
Net interest margin	3.84%	3.70%	0.14%
Average Balances

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Loans	$196,585	$169,689	$26,896	15.85%
Securities — taxable	19,810	12,153	7,657	63.01
Securities — nontaxable	4,865	1,691	3,174	187.70
Other interest — earning assets	20,539	34,184	(13,645)	(39.92)

Total interest-earning assets	241,799	217,717	24,082	11.06

Savings deposits	33,591	33,679	(88)	(0.26)
Money market	41,744	35,730	6,014	16.83
Demand deposit account	57,174	52,017	5,157	9.91
Certificates of deposit	66,911	59,950	6,961	11.61

Total deposits	199,420	181,376	18,044	9.95
Borrowings	15,583	21,190	(5,607)	(26.46)

Total interest-bearing liabilities	215,003	202,566	12,437	6.14

Net interest-earning assets	$26,796	$15,151	$11,645	76.86%

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
Interest Expense. Interest expense decreased as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of non-maturity deposits and certificates of deposit, reflecting our successful marketing efforts.
During the nine months ended September 30, 2011, we utilized deposits to a higher degree and relied less on overnight and short-term advances to fund loans.
Net Interest Income. Net interest income increased as our net interest-earning assets increased. The increase in our net interest-earning assets, interest rate spread and net interest margin was attributable primarily to proceeds from sale of our common stock that were invested in loans.
Provision for Loan Losses. We recorded a provision for loan losses of $720,000 for the nine months ended September 30, 2011, compared to $1.3 million for the same period in 2010. The decrease was primarily attributable to a specific allowance of $604,000 on a commercial real estate loan established in the first quarter of 2010.
Summary of Noninterest Income.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest income:
Service charges	$951	$1,138	$(187)	(16.43)%
Gain on sale of securities available for sale	322	128	194	151.56
Gain on sale of mortgage loans	883	471	412	87.47
Other	349	214	135	63.08

Total noninterest income	$2,505	$1,951	$554	28.40%

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

Summary of Noninterest Expense.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change

Noninterest expense:
Compensation and benefits	$4,049	$3,231	$818	25.32%
Occupancy costs	804	858	(54)	(6.29)
Equipment expense	194	164	30	18.29
Data processing expense	356	419	(63)	(15.04)
ATM expense	286	282	4	1.42
Professional and outside services	739	465	274	58.92
Stationery and supplies	82	89	(7)	(7.87)
Marketing	124	109	15	13.76
FDIC insurance assessments	200	226	(26)	(11.50)
Operations from OREO	178	1	177	NM
Other	736	532	204	38.35

Total noninterest expense	$7,748	$6,376	$1,372	21.52%

NM	Not meaningful.
Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, professional and outside services, operations from OREO and other noninterest expense.
Compensation and benefits increased due to reversal of a bonus accrual in the 2010 period, higher salary levels and mortgage commission expenses, an additional commercial loan officer and additional personnel associated with the startup of the mortgage warehouse business, partially offset by a higher level of deferred loan origination costs. Occupancy costs decreased as a result of primarily lower maintenance costs, real estate taxes and depreciation expense. Equipment expense increased due to higher maintenance costs. Data processing decreased primarily as a result of lower costs following a contract renegotiation. Professional and outside services reflect costs associated with the Company’s public filing requirements with the SEC and outside consultant fees incurred for general corporate purposes. FDIC insurance assessments decreased as a result of a lower insurance assessment rate, partially offset by a higher level of deposits. Operations from OREO increased due primarily to real estate taxes incurred on one commercial real estate property and various other holding costs related to other real estate owned. Other noninterest expense increased due primarily to higher legal expenses related to loan matters, travel costs, charitable contributions and various other company expenses.
Income Tax Expense. We recorded income tax expense of $228,000 for the nine months ended September 30, 2011, compared to income tax expense of $112,000 for the same period in 2010. Our effective tax rate was 22.9% for the nine months ended September 30, 2011, compared to 35.3% for the nine months ended September 30, 2010. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.

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

	For the Three Months Ended September 30,
	2011			2010
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

Interest-earning assets:
Loans, net	199,556	2,667	5.35%	172,201	2,481	5.76%
Taxable investment securities	20,973	80	1.53%	11,893	61	2.05%
Nontaxable investment securities	6,807	61	3.58%	2,089	19	3.64%
Total other interest-earning assets	16,569	22	0.53%	30,273	46	0.61%
FHLB of Dallas stock	955	1	0.42%	951	—	0.00%

Total interest-earning assets	244,860	2,831	4.62%	217,407	2,607	4.80%
Non-interest-earning assets	17,162			10,109

Total assets	262,022			227,516

Interest-bearing liabilities:
Savings deposits	34,338	18	0.21%	34,005	22	0.26%
Money market	42,792	32	0.30%	38,005	64	0.67%
Demand deposit accounts	55,695	22	0.16%	50,829	30	0.24%
Certificates of deposit	71,421	272	1.52%	62,253	294	1.89%

Total deposits	204,246	344	0.67%	185,092	410	0.89%
Borrowings	14,802	112	3.03%	15,985	113	2.83%
Other liabilities	—	—		—	—

Total interest-bearing liabilities	219,048	456	0.83%	201,077	523	1.04%
Non-interest-bearing liabilities	10,332			9,102

Total liabilities	229,380			210,179
Equity	32,642			17,337

Total liabilities and equity	262,022			227,516

Net interest income		2,375			2,084

Net interest rate spread (2)			3.79%			3.76%

Net interest-earning assets (3)	25,812			16,330

Net interest margin (4)			3.88%			3.83%

Average interest-earning assets to interest-bearing liabilities			111.78%			108.12%

(1)	Yields and rates for the three months ended September 30, 2011 and 2010 are annualized.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2011			2010
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate(1)	Balance	Interest	Yield/Rate(1)

Interest-earning assets:
Loans, net	196,585	7,856	5.33%	169,689	7,244	5.69%
Taxable investment securities	19,810	279	1.88%	12,153	251	2.75%
Nontaxable investment securities	4,865	131	3.59%	1,691	48	3.78%
Total other interest-earning assets	19,585	74	0.50%	32,951	134	0.54%
FHLB of Dallas stock	954	3	0.42%	1,233	5	0.54%

Total interest-earning assets	241,799	8,343	4.60%	217,717	7,682	4.70%
Non-interest-earning assets	15,290			9,874

Total assets	257,089			227,591

Interest-bearing liabilities:
Savings deposits	33,591	60	0.24%	33,679	65	0.26%
Money market	41,744	117	0.37%	35,730	213	0.79%
Demand deposit accounts	57,174	79	0.18%	52,017	103	0.26%
Certificates of deposit	66,911	792	1.58%	59,950	910	2.02%

Total deposits	199,420	1,048	0.70%	181,376	1,291	0.95%
Borrowings	15,583	337	2.88%	21,190	344	2.16%
Other liabilities	—	—		—	—

Total interest-bearing liabilities	215,003	1,385	0.86%	202,566	1,635	1.08%
Non-interest-bearing liabilities	9,558			7,781

Total liabilities	224,561			210,347
Equity	32,528			17,244

Total liabilities and equity	257,089			227,591

Net interest income		6,958			6,047

Net interest rate spread (2)			3.74%			3.62%

Net interest-earning assets (3)	26,796			15,151

Net interest margin (4)			3.84%			3.70%

Average interest-earning assets to interest-bearing liabilities			112.46%			107.48%

(1)	Yields and rates for the nine months ended September 30, 2011 and 2010 are annualized.

(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the nine months ended September 30, 2011, our liquidity ratio averaged 16.6%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $6.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.8 million at September 30, 2011.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.
At September 30, 2011, we had $21.0 million in loan commitments outstanding, including $16.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totaled $42.0 million, or 20.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity is originating loans. During the nine months ended September 30, 2011 and 2010 we originated $98.9 million and $64.8 million of loans, including unfunded commitments, respectively. We purchased $31.6 million and $8.2 million of securities during the nine months ended September 30, 2011 and 2010, respectively.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $21.3 million and $25.6 million for the nine months ended September 30, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Borrowings decreased by $2.0 million and $6,000 for the nine months ended September 30, 2011 and 2010, respectively.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased $2.0 million to $14.0 million at September 30, 2011. At September 30, 2011, we had remaining credit available under the FHLB of Dallas program of $106.9 million.
SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, SharePlus Federal Bank exceeded all regulatory capital requirements. SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See Note 8 — Regulatory Capital of the notes to the consolidated financial statements.

Nonperforming Assets
Nonperforming Loans. At September 30, 2011, our nonaccrual loans totaled $926,000. The non-accrual loans consisted of nine single-family residential loans totaling $468,000 with $117,000 in specific allowances, four commercial business loans totaling $319,000 with $119,000 in specific allowances and four home equity loans totaling $139,000 with $37,000 in specific allowances. Two of the home equity loans totaling $68,000 were brought current in October, 2011. Three of the commercial business loans totaling $119,000 and four of the single-family residential loans totaling $85,000 were charged-off subsequent to September 30, 2011.
For the nine months ended September 30, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $33,000. Interest income recognized on such loans for the nine months ended September 30, 2011 was $18,000.
At September 30, 2011, we had a total of 13 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings. All of these loans are being monitored on our Watch List at September 30, 2011. Two of these loans are automobile loans, with an aggregate loan balance of $7,000, and were made to individuals who have declared personal bankruptcy. Ten of these loans, with an aggregate balance of $1.2 million, are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a commercial real estate loan totaling $1.9 million which has been impacted by slower than projected leasing activity and rental rates below projections at the time of origination. This property is now 77% leased. This loan is current and continues to maintain significant interest and tax reserves at the Bank.
Troubled Debt Restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At September 30, 2011, we had $6.1 million of troubled debt restructurings (not included in nonaccrual loans) related to 14 consumer loans totaling $106,000, five residential loans totaling $715,000 and three commercial real estate loans totaling $5.3 million. The $5.3 million in commercial real estate loans were modified during the first quarter of 2011, and included significant principal repayments from the borrowers, as well as interest rate reductions on each loan. The borrowers continued to make interest payments throughout the modification process. Management believes these modifications will allow for continued performance and additional time to market the properties, and recent appraisals on the properties indicate that the loans are adequately collateralized. Of this $6.1 million in troubled debt restructurings (not included in nonaccrual loans), one loan totaling $1,000 was past due between 30-89 days.
Other Real Estate Owned. At September 30, 2011, we had $2.2 million in other real estate owned, consisting of commercial real estate, with a carrying value of $2.0 million and one single-family dwelling of $158,000.
Classification of Assets. Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of September 30, 2011, we had $1.9 million of assets designated as special mention with specific allowance of $0.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our primary federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2011, substandard assets consisted of loans of $8.1 million with specific allowance of $273,000 and other real estate owned of $2.2 million. There were no doubtful or loss assets at September 30, 2011.
As of September 30, 2011, our largest substandard asset was a $2.0 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas. The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 with a loan to cost value of 67% at the time the loan was originated. The land was re-appraised in April 2010 for $2.6 million, and at that date no sales had occurred due to the general market downturn. The loan was originally structured on a five-year term, with interest payable quarterly and a minimum 5% principal reduction, from sales or investor contribution, due at the end of each of years 3 and 4. This loan was modified in March of 2011, and the borrower reduced the principal by $105,000. Terms were further modified to allow for continued performance and additional time to market the property. Following the loan modification, management also identified this loan as a troubled debt restructuring.
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
The allowance for loan losses decreased $404,000, or 18.9%, to $1.7 million at September 30, 2011 from $2.1 million at December 31, 2010. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, decreased to 0.8% at September 30, 2011 as compared to 1.1% at December 31, 2010. The allowance for loan losses as a percentage of nonperforming loans decreased to 24.7% at September 30, 2011 from 39.2% at December 31, 2010. The decline was attributable primarily to the partial charge-off of a loan secured by undeveloped land, which was foreclosed in February 2011 and a partial charge-off of a loan secured by a retail center that was foreclosed in July 2011. Substandard loans decreased to $8.1 million at September 30, 2011 from $12.1 million at December 31, 2010. Nonperforming loans, including troubled debt restructurings not included in nonaccrual loans, increased to $7.0 million at September 30, 2011 from $5.4 million at December 31, 2010 resulting from an increase in troubled debt restructurings of $5.1 million, primarily related to three commercial real estate loans deemed to be adequately collateralized, and a $3.5 million decrease in nonaccrual loans. Nonperforming loans are evaluated to determine impairment.
Impaired loans with specific valuation allowances were $450,000 at September 30, 2011, and the related specific valuation allowance for loan losses was $273,000. Impaired loans without specific valuation allowances were $7.3 million at September 30, 2011.
To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2011 and December 31, 2010.
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
There were no changes in our nonaccrual or charge-off policies during the nine months ended September 30, 2011 or 2010. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

SP BANCORP, INC.
Date: November 14, 2011	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: November 14, 2011	/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer