Form 10-K
period 2011-12-31
SP Bancorp, Inc.
filed 2012-03-30
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the Nasdaq Stock Market, was approximately $17.6 million.

As of March 26, 2012, there were issued and outstanding 1,716,800 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

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

SP Bancorp, Inc.

SP Bancorp, Inc. (sometimes referred to herein as “we” or “us”) was incorporated as a Maryland corporation on June 16, 2010 and owns all of the outstanding shares of common stock of SharePlus Federal Bank as a result of the conversion from mutual to stock form of SharePlus Federal Bank on October 29, 2010. In our initial public offering, SP Bancorp, Inc. issued a total of 1,725,000 shares of its common stock for an aggregate of $17.25 million in total gross offering proceeds.

SP Bancorp, Inc. has not engaged in any business to date other than owning the common stock of SharePlus Federal Bank.

As of December 31, 2011, we had $273.0 million of total assets, $217.6 million of loans, net, including loans held for sale, $211.9 million of deposits and $33.1 million of total stockholders’ equity on a consolidated basis.

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

We converted to a federal savings bank on October 1, 2004. The objective of the charter conversion was to implement our business strategy of broadening our banking services into residential mortgage lending as well as commercial real estate and commercial business lending. This has allowed us to better serve the needs of our customers and the local communities in which we operate, compete more effectively with other financial service providers.

We provide financial services to individuals, families and businesses through our six banking offices. Two of our branch offices are located in and around our headquarters in Plano, Texas. Additionally, two of our branches are located in Louisville, Kentucky and one is located in Irvine, California. Four of our five branch offices are located within corporate facilities of our former sponsor companies. Because of their location within corporate offices, the substantial majority of the customers of these branches are employees of these former sponsor companies.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, home equity loans and lines of credit, commercial real estate loans, consumer loans (consisting primarily of automobile loans) and commercial business loans. At December 31, 2011, $193.8 million, or 88.6%, of our total loan portfolio was comprised of residential and commercial real estate loans. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third-party brokerage arrangement.

The majority of our residential and commercial real estate loans is originated through our Texas branch network and is collateralized by properties within this market area. Additionally, we are a preferred lender through various employee loan programs and executive relocation loan programs for certain of our former sponsor companies. Through these programs, we have the opportunity to provide loans on the primary residences of employees and of executives who are being relocated by these companies, which has resulted in a portion of our residential real estate loan portfolio being collateralized by properties outside of our Texas market area.

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

Market Area

Dallas-Fort Worth Metroplex

Our primary market area includes the cities of Plano and Dallas and Collin County and Dallas County and adjacent communities in the Dallas-Fort Worth-Arlington metropolitan statistical area (“MSA”). This region is also known as the “Dallas-Fort Worth Metroplex” or the “DFW Metroplex” and encompasses 12 counties in North Texas: Collin, Dallas, Delta, Denton, Ellis, Hunt, Johnson, Kaufman, Parker, Rockwall, Tarrant, and Wise Counties. The city of Plano is an affluent suburb, north of Dallas and is the ninth largest city in the state.

In 2005, Plano was designated the best place to live in the Western United States by CNN Money magazine. In 2006, Plano was selected as the 11th best place to live in the United States by CNN Money magazine. Plano has been rated as the wealthiest city in the United States by CNN Money. In 2008, Forbes.com selected Plano as one of the three “Top Suburbs to Live Well” of Dallas. The United States Census Bureau declared Plano the wealthiest city of 2008 by comparing the median household income for all U.S. cities whose populations were greater than 250,000.

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

In addition to the serving the DFW Metroplex, we also serve retail customers (primarily employees of our former sponsor companies) through branches that are located in corporate facilities of our former sponsor companies in Louisville, Kentucky and Irvine, California.

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

Louisville is home to the University of Louisville, and many major corporations and organizations.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. As of June 30, 2011, we ranked 66th in FDIC-insured deposit market share (out of 180 bank and thrift institutions with offices in the Dallas-Fort Worth-Arlington, Texas, MSA) with a 0.11% market share. Such data does not reflect deposits held by credit unions.

Lending Activities

Our principal lending activity is the origination of mortgage loans secured by residential real estate, commercial real estate and home equity loans, including lines of credit and home improvement loans, consumer loans (consisting primarily of automobile loans) and commercial business loans. The following table provides a historical breakdown of our loan portfolio at the end of each of our last five fiscal years.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential	$155,497	71.08%	$143,929	73.38%	$125,418	72.96%	$116,813	70.87%	$95,852	69.71%
Home equity (1)	9,612	4.40%	10,112	5.15%	8,996	5.23	9,051	5.49	7,889	5.74
Commercial real estate	38,348	17.53%	29,303	14.94%	22,615	13.16	17,498	10.62	5,551	4.04
Consumer loans:
Automobile and other vehicles	5,321	2.43%	7,195	3.67%	9,892	5.75	15,525	9.42	22,618	16.45
Signature (2)	1,711	0.78%	1,806	0.92%	2,072	1.21	2,533	1.54	2,559	1.86
Other (3)	1,286	0.59%	1,334	0.68%	1,536	0.89	2,176	1.32	2,181	1.59
Commercial business loans	6,986	3.19%	2,473	1.26%	1,369	0.80	1,225	0.74	848	0.61

Total loans	$218,761	100.00%	$196,152	100.00%	$171,898	100.00%	$164,821	100.00%	$137,498	100.00%

Other items:
Premiums on mortgage pools (4)	71		106		51		76		95
Deferred loan origination costs, net	494		532		458		515		550
Allowance for loan losses	(1,754)		(2,136)		(940)		(480)		(380)

Total loans, net	$217,572		$194,654		$171,467		$164,932		$137,763

(1)	Includes home equity loans, home equity lines of credit and home improvement loans.

(2)	Signature loans are unsecured.

(3)	Includes loans on recreational vehicles, boats, certificate of deposit and other securities and other secured loans.

(4)	Represents the premium over par value paid for purchased loans. The premium is amortized on a monthly basis as an adjustment to yield.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to four-family residential		Home equity		Commercial real estate		Automobile and other vehicles
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$21,091	4.60%	$14	7.48%	$6,640	6.76%	$323	7.23%
2013	415	6.30%	90	6.42%	6,409	6.58%	840	6.50%
2014	7	7.31%	98	7.08%	5,511	6.40%	910	6.02%
2015 to 2016	1,580	5.19%	395	6.05%	12,933	6.05%	2,903	5.26%
2017 to 2021	2,810	6.61%	2,047	6.43%	6,684	5.97%	338	4.57%
2022 to 2026	8,272	5.56%	2,365	7.51%	—	—	7	5.99%
2027 and beyond	121,322	4.85%	4,603	4.46%	171	6.50%	—	—

Total	$155,497	4.90%	$9,612	5.74%	$38,348	6.12%	$5,321	5.66%

	Signature		Other		Commercial business loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$1,154	10.51%	$207	4.26%	$2,105	5.75%	$31,534	5.38%
2013	183	11.69%	260	4.71%	232	5.89%	8,429	6.59%
2014	143	12.02%	149	6.48%	793	6.02%	7,611	6.43%
2015 to 2016	184	12.17%	264	5.63%	2,095	6.40%	20,354	5.61%
2017 to 2021	11	10.67%	229	6.77%	957	6.70%	13,076	6.22%
2022 to 2026	36	9.04%	9	10.00%	804	7.15%	11,493	6.09%
2027 and beyond	—	—	168	5.75%	—	—	126,264	4.84%

Total	$1,711	10.91%	$1,286	5.57%	$6,986	6.28%	$218,761	5.26%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)
Mortgage loans:
One- to four-family residential	$50,727	$83,679	$134,406
Home equity	4,602	4,996	9,598
Commercial real estate	20,709	10,999	31,708
Consumer loans:
Automobile and other vehicles	4,998	—	4,998
Signature	557	—	557
Other	1,079	—	1,079
Commercial loans	3,852	1,029	4,881

Total loans	$86,524	$100,703	$187,227

One- to Four-Family Residential Mortgage Loans. At December 31, 2011, $155.5 million, or 71.08% of our total loan portfolio, consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) and non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years. As of December 31, 2011, we had 26 one- to four-family residential mortgage loans with balances greater than $1.0 million. At December 31, 2011, fixed-rate one- to four-family residential mortgage loans totaled $63.5 million and adjustable-rate one- to four-family residential mortgage loans totaled $92.0 million.

We currently offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for three, five, seven or ten years and that amortize over a period up to 30 years. We do not offer discounted or teaser rates on our adjustable-rate mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes. However, it is not uncommon for single-family houses in parts of our Collin County and Dallas County market area to have market prices well in excess of this amount. At December 31, 2011, we had 59 one- to four-family residential mortgage loans that had principal balances in excess of $750,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $345,000. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We typically originate adjustable-rate jumbo loans with an initial fixed-rate period of three, five, seven or ten years and which then adjust annually. Additionally, on occasion we will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2011, our largest one- to four-family residential mortgage loan had an outstanding balance of $1.9 million, was secured by a single family residence in Dallas, Texas, and was performing in accordance with its terms.

We will originate first-lien mortgage loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrower obtains private mortgage insurance. We generally will not originate loans with a loan-to-value ratio in excess of 90% without private mortgage insurance or government guarantees. On occasion we will originate a first-lien mortgage loan with a loan-to-value of 80% with a second-lien loan for an additional 10% loan-to-value with no private mortgage insurance. As of December 31, 2011, $2.7 million, or 1.8%, of our residential loan portfolio had loan-to-value ratios in excess of 90% without private mortgage insurance or government guarantees. These loans are reviewed quarterly by management and reported to the Board.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Generally, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years. We currently sell into the secondary mortgage market most of our long-term, fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more. Such loans are sold on a servicing-released basis without recourse but with early-payment default provisions (generally, if one of the first three or four payments becomes 90 days or more past-due, depending on the investor). No loans were required to be repurchased during 2010 or 2011. We will retain in our portfolio a small percentage of these long-term, fixed-rate loans if we determine that doing so is warranted due to the customer relationship.

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

Home equity lines of credit are generally originated as revolving lines with adjustable-rates of interest. At December 31, 2011, the outstanding balance of revolving home equity lines of credit totaled $5.0 million, or 2.3% of our total loan portfolio, and the outstanding balance of term home equity loans totaled $4.6 million, or 2.1% of our total loan portfolio.

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

Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings, retail centers, owner-occupied offices, condominiums, developed lots and land. Loans secured by commercial real estate totaled $38.3 million, or 17.53% of our total loan portfolio, at December 31, 2011, and consisted of 47 loans outstanding with an average loan balance of approximately $816,000. Virtually all of the commercial real estate loans that we originate are secured by properties located in Texas. We do not actively pursue commercial lending opportunities in our Louisville, Kentucky and Irvine, California market areas, but will consider commercial business loan requests from existing customers in these areas.

Our commercial real estate loans are generally written for terms of up to five years with a 20 year amortization schedule. The rates are generally tied to the prime interest rate as reported in The Wall Street Journal and generally have a specified floor. In addition, we offer fixed rate products that typically do not exceed five years. Many of our commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We also originate fully amortizing commercial real estate loans. A portion of our commercial real estate loans are loans where we have provided permanent financing for borrowers following the completion of the real estate construction for which we previously provided construction financing.

In underwriting commercial real estate loans, we generally lend up to 80% of the property’s appraised value and up to 65% of the property’s appraised value if the property is unimproved land. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are typically obtained from commercial borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

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

At December 31, 2011, our two largest commercial real estate loans had outstanding commitments of $3.0 million each. The first loan had an outstanding balance and commitment of $3.0 million, and was secured by an office building. This loan paid off subsequent to year end. The second loan had a total commitment of $3.0 million with an outstanding balance of $1.7 million at December 31, 2011. This loan is a construction loan participation purchased from a local financial institution, is secured by a skilled nursing facility, and was performing in accordance with its terms at December 31, 2011.

Consumer Loans. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. We also offer unsecured consumer loans. We offer our consumer loans primarily to customers in our market area surrounding our Plano headquarters as well as our market areas surrounding our Louisville, Kentucky and Irvine, California branch offices. Most of our consumer loans are secured by automobiles. At December 31, 2011, our consumer loan portfolio totaled $8.3 million, or 3.80% of our total loan portfolio, of which $5.3 million were automobile loans. All of our automobile loans are direct; we do not make indirect automobile loans through dealers.

Other secured consumer loans totaled $1.3 million, or 0.59%, of our total loan portfolio at December 31, 2011, and included recreational vehicle, motorcycle and boat loans. At December 31, 2011, our unsecured consumer loans totaled $1.7 million, or 0.78%, of our total loan portfolio. These loans have either a fixed rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime interest rate as reported in The Wall Street Journal. At December 31, 2011, unfunded commitments on our unsecured lines of credit totaled $1.5 million.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

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

Commercial Business Loans. We typically make various types of secured commercial business loans to customers in our Texas market areas for the purpose of acquiring equipment and other general business purposes. The terms of these loans generally range from one year to a maximum of five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime interest rate as reported in The Wall Street Journal and generally with specified floors. At December 31, 2011, we had 24 commercial business loans outstanding with an aggregate balance of $7.0 million, or 3.19% of our total loans. At December 31, 2011, the average commercial business loan balance was approximately $291,000.

Loan Originations, Purchases, Sales, Participations and Servicing. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans that we originate in each of our market areas are underwritten pursuant to our standard policies and procedures. In addition, our one- to four-family residential mortgage loans generally incorporate Fannie Mae, Freddie Mac, FHA and/or VA underwriting guidelines. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. Most of our commercial real estate and commercial loans are generated by our internal business development efforts and referrals from professional contacts. Most of our originations of one- to four-family residential mortgage loans, consumer loans and home equity loans are generated by existing customers, referrals from real estate brokers, residential home builders, walk-in business and from our internet website, and with respect to our Texas market area, a small network of mortgage brokers.

Additionally, we participate with several of the former credit union’s sponsor companies as a preferred lender in employee loan programs and loan programs for executives who are being relocated throughout the United States through their employment with these companies. Through these programs, we have the opportunity to provide loans on the primary residences of employees and of executives who are being relocated by these companies, which has resulted in a portion of our residential real estate loan portfolio being collateralized by properties outside of our Texas market area. Although our participation in these programs can result in our originating loans in locations that are not one of our market areas, we underwrite these loans with the same standards as our in-market loans.

We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $50.9 million of one- to four-family residential mortgage loans (primarily fixed-rate loans, with terms of 15 years or longer and occasionally a conforming adjustable-rate loan) during the year ended December 31, 2011. We had $4.9 million in loans held for sale at December 31, 2011. Generally we sell our residential mortgage loans on a servicing-released basis.

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

SharePlus Federal Bank’s policies and loan approval limits are established by our board of directors. Our Senior Vice President of Commercial Lending may approve secured commercial loans up to $100,000 and unsecured commercial loans up to $25,000. Similarly, our Senior Vice President of Retail Lending has authority to approve secured consumer loans up to $125,000, unsecured consumer loans up to $20,000 and Mortgage loans to be sold on the secondary market up to $417,000 (or Super-Conforming limits as applicable) on an unaggregated basis. The Mortgage Loan Underwriter has the authority to approve loans to be sold on the secondary-market on an unaggregated basis up to $417,000 and second lien real estate secured loans for the purpose of purchase, home equity, and home improvements to be held in the loan portfolio up to $100,000. Consumer lending managers have authority to approve secured consumer loans up to $100,000 and unsecured consumer loans up to $10,000.

Aggregate lending relationships in amounts up to $750,000 for residential mortgage loans and in amounts up to $250,000 for commercial loans may be approved by the President and Chief Executive Officer. All commercial loans that result in aggregate indebtedness of up to $500,000 must be approved or ratified by a majority of the Officers’ Loan Committee, consisting of our President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Retail Lending, Senior Vice President of Commercial Lending and Senior Vice President Mortgage Warehouse Lending. Commercial and residential relationships in excess of $1 million and up to $3 million are approved by the Credit Policy Committee consisting of four outside directors and our President and Chief Executive Officer. All commercial and residential relationships in excess of $3 million must be approved by the entire board of directors. All approved mortgage loans in excess of $417,000 and all commercial loans are reported to the board of directors upon approval at the next regularly scheduled board meeting.

We generally require appraisals of all real property securing loans from a rotating list of independent, licensed, third-party appraisers. All appraisers are approved by the board of directors annually.

Non-performing and Problem Assets

With respect to our residential mortgage loans and consumer loans, collection calls typically begin between the 10th and 15th day of delinquency. By the time a loan is 30 days past due, there will have been two to three delinquency notices sent as well as a minimum of two personal phone contact attempts from the assigned employee and/or an automated calling system. During each personal phone contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. Once a loan becomes 60 days delinquent, repossessions typically commence, while foreclosures typically begin after the 90th day of delinquency. A summary report of all loans 30 days or more past due is provided monthly to our board of directors.

With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and contact delinquent borrowers immediately. Past due notices are typically sent to commercial real estate customers and commercial business customers when 15 days past due.

Loans are usually placed on non-accrual status when the payment of principal and/or interest is 90 days past due. Loans are placed on non-accrual status when it is determined collection of principal or interest is in doubt or if the collateral is in jeopardy. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loans are typically returned to accrual status if unpaid principal and interest are repaid so that the loan is current.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2011	2010		2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One- to four-family residential	$207	$1,704	(2)	$421	$578	$2,839
Home equity	—	101		—	—	—
Commercial real estate	—	2,498	(3)	1,270 (1)	—	—
Consumer loans:
Automobile and other vehicles	—	20		7	27	52
Signature	—	—		13	5	21
Other	—	—		—	—	—
Commercial business loans	—	125		—	—	—

Total non-accrual loans	$207	$4,448		$1,711	$610	$2,912

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
One- to four-family residential	—	—		—	—	—
Home equity	—	—		—	—	—
Commercial real estate	—	—		—	—	—
Consumer loans:
Automobile and other vehicles	—	—		—	—	—
Signature	—	—		—	—	—
Other	—	—		—	—	—
Commercial business loans	—	—		—	—	—

Total loans delinquent 90 days or greater and still accruing	$—	$—		$—	$—	$—

Troubled debt restructurings, not included in non-accrual loans	6,819	997		1,717	860	189

Total non-performing loans	$7,026	$5,445		$3,428	$1,470	$3,101

Other real estate owned and repossessed assets:
Mortgage loans:
One- to four-family residential	—	—		—	—	521
Home equity	—	—		—	—	—
Commercial real estate	1,824	—		—	—	—
Consumer loans:
Automobile and other vehicles	—	—		—	8	—
Signature	—	—		—	—	—
Other	—	—		—	—	10
Commercial business loans	—	—		—	—	—

Total other real estate owned and repossessed assets	$1,824	$—		$—	$8	$531

Total non-performing assets	$8,850	$5,445		$3,428	$1,478	$3,632

Ratios:
Non-performing loans to total loans	3.21%	2.78%		1.99%	0.89%	2.26%
Non-performing assets to total assets	3.24%	2.28%		1.65%	0.77%	2.17%

(1)	Represents a loan in which SharePlus Federal Bank participates but is not the lead lender. At December 31, 2009, this loan was current but was deemed non-performing because the lead lender had categorized the loan as substandard, non-accrual.
(2)	Includes two loans with outstanding balances totaling $399,000 that were foreclosed during the first quarter of 2011.
(3)	Includes one loan totaling $2.0 million that was foreclosed during the first quarter of 2011.

For the year ended December 31, 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $34,000. Interest income recognized on such loans for the year ended December 31, 2011 was $14,000.

At December 31, 2011, our non-accrual loans totaled $207,000. The non-accrual loans consisted of three one-to-four family residential loans.

At December 31, 2011, we had a total of 13 loans that were not currently classified as non-accrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings.

One of these loans is an automobile loan with an outstanding principal balance of $5,000 and was made to an individual who declared personal bankruptcy. Eleven of these loans, with an aggregate balance of $489,000 are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a commercial real estate loan totaling $1.9 million impacted by slow leasing activity and rental rates below original projections at the time of origination. This loan is current and continues to maintain significant interest reserves at the Bank.

Troubled Debt Restructurings. Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2011, we had $6.8 million of troubled debt restructurings related to 3 commercial real estate loans totaling $5.2 million, 12 consumer loans totaling $64,000 and 5 residential loans totaling $1.5 million. Of this $6.8 million in troubled debt restructurings, 3 loans totaling $ 817,000 were past due between 30-89 days.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011
Mortgage loans:
One- to four-family residential	15	$2,618	2	$207	17	$2,825
Home equity	2	27	—	—	2	27
Commercial real estate	—	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	2	17	—	—	2	17
Signature	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

		—	—	—	—	—
Total loans	19	$2,662	2	$207	21	$2,869

At December 31, 2010
Mortgage loans:
One- to four-family residential	16	$1,984	11	$1,704	27	$3,688
Home equity	3	51	3	101	6	152
Commercial real estate	2	1,844	2	2,498	4	4,342
Consumer loans:
Automobile and other vehicles	8	46	3	20	11	66
Signature	5	6	—	—	5	6
Other	—	—	—	—	—	—
Commercial business loans	—	—	1	125	1	125

Total loans	34	$3,931	20	$4,448	54	$8,379

At December 31, 2009
Mortgage loans:
One- to four-family residential	12	$1,616	10	$421	22	$2,037
Home equity	1	34	—	—	1	34
Commercial real estate	__	__	—	—		___
Consumer loans:
Automobile and other vehicles	10	66	1	7	11	73
Signature	3	10	1	13	4	23
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	26	$1,726	12	$441	38	$2,167

At December 31, 2008
Mortgage loans:
One- to four-family residential	9	$3,674	6	$578	15	$4,252
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	13	127	5	27	18	154
Signature	14	31	1	5	15	36
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	36	$3,832	12	$610	48	$4,442

At December 31, 2007
Mortgage loans:
One- to four-family residential	11	$2,693	8	$2,839	19	$5,532
Home equity	2	109	—	—	2	109
Commercial real estate	—	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	34	314	4	52	38	366
Signature	29	39	3	21	32	60
Other	5	50	—	—	5	50
Commercial business loans	—	—	—	—	—	—

Total loans	81	$3,205	15	$2,912	96	$6,117

Total delinquent loans decreased by $5.5 million to $2.9 million at December 31, 2011 from $8.4 million at December 31, 2010. The net increase in delinquent loans was due primarily to a decrease of $4.3 million in delinquent commercial real estate loans and a decrease of $0.9 million in delinquent one- to four-family mortgage loans.

Other Real Estate Owned and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At December 31, 2011, we had $1.8 million in other real estate owned and other repossessed assets, consisting of commercial real estate.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2011, we had $736,000 of assets designated as special mention.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2011, classified assets consisted of $8.7 million of substandard assets and no doubtful assets or loss assets.

As of December 31, 2011, our largest substandard asset was a $2.0 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas. The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 and the loan to value was 47% at the time the loan was originated. We identified the loan as special mention in December 2009, recognizing the source of repayment through timely sale of the land had been significantly extended. The loan was further classified to substandard in March 2010 as market conditions, in management’s opinion, had not significantly improved. In February 2011, the loan maturity was extended from February 2013 to February 2015. In exchange the borrower made a principal reduction of $105,000. The Bank subsequently reduced the interest rate to 6% fixed with interest payable quarterly. The Bank’s strategy for the extended maturity was to reduce the principal balance, reduce exposure and allow for additional time to either sell or refinance the property. The Bank had the property appraised again in December 2011. The appraised value was $2.3 million resulting in a loan to value of 87%. In February 2012, the borrower missed his quarterly payment and this loan was placed on non-accrual. The Bank remains in discussion with the borrower, who has not yet decided whether he will bring the loan current or concede forclosure. The Bank is currently investigating marketing options in the event of that outcome.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific components and, when deemed uncollectible, charge-offs of identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.

Charge-offs of Identified Problem Loans. We evaluate the need for specific components of the allowance for loan losses when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. We charge-off loans, or portions thereof, when loans are determined to be uncollectible. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as substandard to recognize the inherent losses associated with lending activities, but which, unlike specific components, have not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the Comptroller of the Currency will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on its judgments of information available to it at the time of its examination.

The allowance for loan losses decreased $382,000 to $1.8 million at December 31, 2011 from $2.1 million at December 31, 2010. The decrease in the allowance for loan losses at December 31, 2011 resulted primarily from the Bank charging off its impaired loans, or portions thereof, deemed uncollectible against the allowance for losses. Substandard loans decreased to $8.7 million at December 31, 2011 from $12.1 million at December 31, 2010.

Non-performing loans, including troubled debt restructurings not included in non-accrual loans, increased to $7.0 million at December 31, 2011 from $5.4 million at December 31, 2010 resulting primarily from a $5.3 million increase in non-performing commercial real estate loans that were restructured in the first quarter of 2011. This resulted in these loans being classified as troubled debt restructurings. Non-performing loans are evaluated to determine impairment. Loans that are found to be impaired are individually assessed and any portion deemed to be uncollectible is charged-off. Included in the substandard loan total at December 31, 2011 were impaired loans totaling $6.7 million. Impaired loans with an allowance for loan losses were $31,000 at December 31, 2011. Impaired loans without an allowance for loan losses were $7.0 million at December 31, 2011

At December 31, 2011, we had $2.7 million in loans underwritten with limited documentation. No loans with limited documentation have been originated since 2007.

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

There were no changes in our non-accrual policy during the years ended December 31, 2011 or 2010. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$2,136	$940	$480	$380	$785
Charge-offs:
Mortgage loans:
One- to four-family residential	497	252	57	99	1,005
Home equity	63	—	—	—	—
Commercial real estate	697	—	—	—	—
Consumer loans:
Automobile and other vehicles	4	13	116	23	27
Signature	53	44	38	85	59
Other	—	15	34	98	69
Commercial business loans	444	—	—	—	—

Total charge-offs	$1,758	$324	$245	$305	$1,160
Recoveries:
Mortgage loans:
One- to four-family residential	—	41	—	—	—
Home equity	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer loans:
Automobile and other vehicles	7	17	6	3	—
Signature	10	3	12	11	6
Other	—	2	—	—	—
Commercial business loans	1	—	—	—	—

Total recoveries	$18	$63	$18	$14	$6
Net charge-offs	(1,740)	(261)	(227)	(291)	(1,154)
Provision for loan losses	1,358	1,457	687	391	749

Balance at end of year	$1,754	$2,136	$940	$480	$380

Ratios:
Net charge-offs to average loans outstanding	.87%	0.15%	0.14%	0.20%	0.84%
Allowance for loan losses to non-performing loans at end of year	24.96%	39.23%	27.42%	32.65%	12.25%
Allowance for loan losses to total loans at end of year	.80%	1.09%	0.55%	0.29%	0.28%

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

	$00000000	$00000000	$00000000	$00000000	$00000000	$00000000
	At December 31,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential	$778	71.1%	$736	73.4%	$455	73.0%
Home equity	133	4.4	60	5.1	33	5.2
Commercial real estate	624	17.5	1,081	14.9	293	13.1
Consumer loans:
Automobile and other vehicles	32	2.4	85	3.7	107	5.8
Signature	54	.8	27	0.9	23	1.2
Other	3	.6	16	0.7	17	0.9
Commercial business loans	130	3.2	131	1.3	12	0.8

Total	$1,754	100.0%	$2,136	100.0%	$940	100.0%

	At December 31,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family residential	$220	70.9%	$147	69.7%
Home equity	17	5.5	12	5.7
Commercial real estate	61	10.6	20	4.0
Consumer loans:
Automobile and other vehicles	135	9.4	158	16.5
Signature	24	1.6	27	1.9
Other	19	1.3	15	1.6
Commercial business loans	4	0.7	1	0.6

Total	$480	100.0%	$380	100.0%

The allowance for loan losses decreased by $382,000 million to $1.8 million at December 31, 2011 from $2.1 million at December 31, 2010. At December 31, 2011, the allowance for loan losses represented .80% of total loans compared to 1.09% of total loans at December 31, 2010. The decrease in the allowance for loan losses at December 31, 2011 resulted primarily from the Bank charging off its impaired loans, or portions thereof, deemed uncollectible against the allowance for losses.

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

Our current investment policy does not permit speculative trading, repurchase agreement or reverse repurchase agreements, short sales, options, mortgage derivative products and other financial derivative products or purchases of high-risk mortgage securities. As a federal savings bank, SharePlus Federal Bank is generally not permitted to invest in equity securities, although this general restriction does not apply to SP Bancorp, Inc., which may acquire up to 5% of voting securities of any company without regulatory approval.

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

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Agencies	$—	$—	$—	$—	$2,499	$2,457
Municipal securities	8,737	9,122	3,746	3,585	1,370	1,362
Collateralized mortgage obligations	12,809	12,745	10,447	10,488	1,820	1,851
Mortgage-backed securities	3,228	3,230	8,021	8,003	7,667	7,822

Total securities available for sale	$24,774	$25,097	$22,214	$22,076	$13,356	$13,492

Portfolio Maturities and Yields. The composition and maturities of the securities portfolio at December 31, 2011 are summarized in the following table. At such date, all of our securities were held as available-for-sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Municipal securities	$—	—%	$—	—%	$—	—%	$8,737	3.49%	$8,737	$9,122	3.49%
Collateralized mortgage obligations	—	—	12,809	1.27	—	—	—	—	12,809	12,745	1.27
Mortgage-backed securities	—	—	973	2.79	—	—	2,255	3.84	3,228	3,230	3.52

Total securities available for sale	$—	—%	$13,782	1.38%	$—	—%	$10,992	3.56%	$24,774	$25,097	2.35%

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

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand deposit accounts, money market accounts and certificates of deposit. At December 31, 2011, we had $2.1 million in brokered deposits. All of our brokered deposits are through the Promonotory Interfinancial Network, LLC. The Promonotory network offers the Certificate of Deposit Account Registry Service (“CDARS”) for certificates of deposit, and the Insured Cash Sweep (“ICS”) for money market accounts. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we use CDARS or ICS to place the funds into certificates of deposit or money market accounts issued by banks in the network so that the full amount of the deposit is insured by the FDIC. The Promontory network matching system allows network members to exchange funds for a fee. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of the original deposit comes back to us.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2011, we had a total of $72.6 million in certificates of deposit, of which $37.3 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2011			2010			2009
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
Deposit type:
Non-interest bearing demand	$9,737	4.66%	—%	$6,370	3.37%	—%	$4,222	2.53%	—%
Interest-bearing demand deposits	56,653	27.09	0.17	51,875	27.48	0.25	45,944	27.51	0.38
Money market deposits	41,262	19.73	0.33	36,471	19.32	0.71	27,788	16.64	1.24
Savings	33,343	15.94	0.22	33,319	17.65	0.26	32,140	19.25	0.26
Certificates of deposit	68,152	32.58	1.52	60,758	32.18	1.95	56,906	34.07	2.78

Total deposits	$209,147	100.00%	0.64%	$188,793	100.00%	0.88%	$167,000	100.00%	1.31%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $100,000 was approximately $47.9 million. The following table sets forth the maturity of those certificates as of December 31, 2011.

At December 31, 2011
(In thousands)
Three months or less	$3,148
Over three months through six months	6,953
Over six months through one year	11,720
Over one year to three years	20,539
Over three years	5,559

Total	$47,919

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)
INTEREST RATE:
Less than 2.00%	$58,913	$44,796	$24,765
2.00% -2.99%	11,336	13,327	21,251
3.00% -3.99%	2,239	3,494	9,724
4.00% -4.99%	110	638	2,595
	—	—	—

Total	$72,598	$62,255	$58,335

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2011
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$33,826	$12,155	$10,890	$2,042	$58,913	81.15%
2.00% to 2.99%	3,008	1,257	1,089	5,982	11,336	15.62%
3.00% to 3.99%	396	560	1,183	100	2,239	3.08%
4.00% to 4.99%	74	36	—	—	110	0.15%

Total	$37,304	$14,008	$13,162	$8,124	$72,598	100.00%

Borrowings. Our borrowings primarily consist of advances from the Federal Home Loan Bank of Dallas. At December 31, 2011, we had available credit under the Federal Home Loan Bank advance program of $95.5 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$25,978	$15,987	$15,995
Average balance during year	$20,711	$19,877	$24,279
Maximum outstanding at any month end	$41,979	$36,279	$34,202
Weighted average interest rate at end of year	1.16%	2.34%	2.34%
Average interest rate during year	2.16%	2.30%	2.34%

Subsidiary Activities

SharePlus Federal Bank is the wholly owned subsidiary of SP Bancorp, Inc. SharePlus Federal Bank has no subsidiaries.

SUPERVISION AND REGULATION

General

SharePlus Federal Bank is supervised and examined by the Office of the Comptroller of the Currency and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. SharePlus Federal Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. SharePlus Federal Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines SharePlus Federal Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. SharePlus Federal Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of SharePlus Federal Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency or Congress, could have a material adverse impact on SP Bancorp, Inc., SharePlus Federal Bank and their operations.

As a savings and loan holding company, SP Bancorp, Inc. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. SP Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

New Federal Legislation

The Dodd-Frank Act has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision on July 21, 201l, the former primary federal regulator of both SharePlus Federal Bank and SP Bancorp, Inc. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like SP Bancorp, Inc., in addition to bank holding companies which it regulates. As a result, the Federal Reserve Board’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like SP Bancorp, Inc., unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to SharePlus Federal Bank as described in “–Federal Banking Regulation–Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as SharePlus Federal Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Comptroller of the Currency. Under these laws and regulations, SharePlus Federal Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. SharePlus Federal Bank also may establish subsidiaries that may engage in activities not otherwise permissible for SharePlus Federal Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Comptroller of the Currency regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Comptroller of the Currency, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the Comptroller of the Currency takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2011, SharePlus Federal Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, SharePlus Federal Bank’s largest lending relationship with a single or related group of borrowers totaled $3.2 million, which represented 10.34% of unimpaired capital and surplus. Therefore, SharePlus Federal Bank was in compliance with the loans-to-one borrower limitations.

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

A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. At December 31, 2011, SharePlus Federal Bank maintained approximately 83.29% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions. Comptroller of the Currency regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Comptroller of the Currency-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Comptroller of the Currency may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Comptroller of the Currency to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Comptroller of the Currency is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. SharePlus Federal Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all FDIC-insured institutions to publicly disclose their rating.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as SharePlus Federal Bank. SP Bancorp, Inc. is an affiliate of SharePlus Federal Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, Comptroller of the Currency regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Comptroller of the Currency requires savings banks to maintain detailed records of all transactions with affiliates.

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

Enforcement. The Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Comptroller of the Currency is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the Comptroller of the Currency is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Comptroller of the Currency within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Comptroller of the Currency, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Comptroller of the Currency notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, SharePlus Federal Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $991,000.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution. Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment. Our expense for the assessment of deposit insurance and the FICO payments was $242,000 and $321,000 for 2011 and 2010, respectively.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System. SharePlus Federal Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, SharePlus Federal Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2011, SharePlus Federal Bank was in compliance with this requirement.

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

Holding Company Regulation

General. SP Bancorp, Inc. is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, SP Bancorp, Inc. is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over SP Bancorp, Inc. and its non-insured subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of SP Bancorp, Inc. are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including SP Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends. The Federal Reserve Board has issued a policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of SP Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. As a smaller reporting company, our independent registered public accounting firm will not be required to render an attestation report as it relates to internal control over financial reporting

TAXATION

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2011, SharePlus Federal Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, SharePlus Federal Bank had a net operating loss carryforward for federal income tax purposes of $258,000.

Corporate Dividends. We may exclude from our income 100% of dividends received from SharePlus Federal Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. SharePlus Federal Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

In 2006 the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2011 was total revenue minus compensation.

Personnel

As of December 31, 2011, we had 60 full-time employees and 4 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.shareplus.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.     Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like SP Bancorp, Inc.

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

We operate from our main office in Plano, Texas, and from our two branches located in the Dallas/Fort Worth Metroplex area and two branches in Louisville, Kentucky and one branch in Irvine, California. Four of our five branches are located in corporate facilities of our former sponsor companies. The net book value of our premises, land and equipment was $4.3 million at December 31, 2011. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires
Main Office:
5224 W. Plano Parkway	Owned	2002	N/A
Plano, TX 75093

Branch Offices:
2501 Oak Lawn Ave	Leased	2006	03/2017
Dallas, Texas 75219

7701 Legacy Drive	Leased	2004	12/2014
Plano, Texas 75024

5200 Commerce Crossings	Leased	2005	05/2014
Louisville, Kentucky 40229

1900 Colonel Sanders Lane	Leased	2005	05/2014
Louisville, Kentucky 40213

1 Glen Bell Way	Leased	2005	01/2015
Irvine, California 92618

ITEM 3.     Legal Proceedings

At December 31, 2011, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.     Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the Nasdaq Stock Market under the symbol “SPBC.” The approximate number of holders of record of SP Bancorp, Inc.’s common stock as of March 26, 2012, was 276. Certain shares of SP Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for SP Bancorp, Inc.’s common stock for the year ended December 31, 2011 and the period between October 29, 2010 (the date of completion of the Company’s initial public offering) and December 31, 2011. The following information with respect to trading prices was provided by the Nasdaq Capital Market.

Year ended December 31, 2011	High	Low	Dividends Declared
Quarter ended December 31, 2011	$10.93	$9.91	$—

Quarter ended September 30, 2011	$12.12	$10.38	$—

Quarter ended June 30, 2011	$12.50	$10.76	$—

Quarter ended March 31, 2011	$11.69	$9.26	$—

Period ended December 31, 2010	$10.00	$8.71	$—

At December 31, 2011 there were no equity compensation plans other than our employee stock ownership plan under which equity securities of the registrant are authorized for issuance for issuance.

SP Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by SP Bancorp, Inc. are dependent on dividends it receives from SharePlus Federal Bank, because SP Bancorp, Inc. has no source of income other than dividends from SharePlus Federal Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by SP Bancorp, Inc. and interest payments with respect to SP Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business–Supervision and Regulation–Federal Banking Regulation–Capital Distributions.”

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable

(d) Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e) Stock Repurchases. On February 27, 2012, SP Bancorp, Inc. announced that its Board of Directors has authorized a stock repurchase program pursuant to which SP Bancorp, Inc. intends to repurchase up to 5% of its issued and outstanding shares, or up to approximately 86,250 shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both SP Bancorp, Inc. and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and SP Bancorp, Inc.’s financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements.

The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate SP Bancorp, Inc. to purchase any particular number of shares, and there is no guarantee as to the exact number of shares to be repurchased by SP Bancorp, Inc.

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.     Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the ESOP. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 38,623 in the open market through December 31, 2011. The remaining 31,627 shares are expected to be purchased in the near term.

Total assets increased by $34.2 million, or 14.3%, to $273.0 million at December 31, 2011 from $238.8 million at December 31, 2010. The increase was primarily the result of an increase in loans and investment in bank-owned life insurance, which was funded by customer deposits and borrowings.

Net income for the year ended December 31, 2011 was $935,000, compared to net income of $524,000 for the year ended December 31, 2010. Net interest income increased by $1.3 million to $9.5 million for the year ended December 31, 2011 from $8.2 million for the year ended December 31, 2010, noninterest income increased $475,000, provision for loan losses decreased $99,000 and income tax expense decreased by $102,000. In contrast, noninterest expense increased by $1.6 million during 2011.

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we incur on our deposits and, to a lesser extent, our borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, commissions, gains on sales of securities and loans and other income. Our noninterest expense consists primarily of compensation and benefits, occupancy costs, equipment expense, data processing, ATM expense, professional and outside services, FDIC insurance assessments and marketing.

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

Our strategy for accomplishing these goals and improving our profitability is as follows:

Continuing to diversify our loan portfolio by emphasizing the origination of one- to four-family residential loans and commercial real estate and commercial loans. Our strategy for increasing net income includes increasing our loan originations and diversifying our loan portfolio. We intend to continue to emphasize the origination of one- to four-family residential mortgage loans and commercial real estate loans, which amounted to 71.1% and 17.5%, respectively, of our total loans at December 31, 2011, compared to 73.4% and 14.9%, respectively, of our total loans at December 31, 2010.

In addition, we intend to increase our commercial business loan portfolio. While the total dollar amount of our consumer loans is expected to remain relatively stable in the near term, it is expected that consumer loans will continue to decline as a percentage of our total loan portfolio. We anticipate that our commercial real estate loan portfolio will continue to increase both in absolute value as well as a percentage of our total loan portfolio. Commercial real estate loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, the majority of these loans are originated with adjustable interest rates, which assist us in managing interest rate risk.

Continuing conservative underwriting guidelines and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through conservative underwriting standards and the diligence of our loan collection personnel. In addition, a significant percentage of our one- to four-family residential mortgage loans and consumer loans historically have been made to employees of our former sponsor companies who, we believe, generally are good credit risks because of their employment status. At December 31, 2011, our ratio of non-performing loans to total loans was 3.21%. At December 31, 2011, our ratio of allowance for loan losses to non-performing loans was 24.96% and our ratio of allowance for loan losses to total loans was 0.80%.

Emphasizing lower cost core deposits to reduce the funding costs of our loan originations. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2011, 65.7% of our total deposits consisted of these lower cost core deposits. We believe the convenient locations of our branch network, and especially our branches located within the facilities of our former sponsor companies, provides us with a competitive advantage in accessing low-cost core deposits from our existing customers that use these branches. We intend to continue emphasizing our core deposits as a source of funds. With respect to our commercial real estate customers, we generally require that commercial banking borrowers open checking accounts with us at the time they establish a borrowing relationship with us.

Managing interest rate risk. Successfully managing interest rate risk is an integral part of our business strategy. Management and the board of directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term, fixed rate loans by selling such loans in the secondary market, and in particular selling substantially all of our qualifying one- to four- family fixed-rate residential mortgage loans with terms of 15 years or greater. In addition, a portion of our loan portfolio consists of commercial real estate loans and consumer loans which generally have shorter terms and provide higher yields than one- to four- family residential mortgage loans. Finally, our mortgage warehouse lines of credit are secured by loans that typically stay on the line for 30 days or less. We also monitor the mix of our deposits, a majority of which have been lower cost core deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy and to increase our assets as we deploy the proceeds from the offering.

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

Economy

Like the national economy, the Texas economy has been recovering from the recent recession, but the Texas unemployment rate has been below the national rate for several months. The Dallas-Fort Worth Metroplex unemployment rate declined from 8.2% in June 2009 to 7.1% in December 2011. The state’s seasonally adjusted unemployment rate was unchanged from 7.8% in June 2009 to 7.8% in December 2011, and the corresponding U.S. rate decreased from 9.5% to 8.5% during the same period.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Summary of Selected Balance Sheet Data.

(Dollars in thousands)	December 31, 2011	December 31, 2010	Increase (Decrease)	% Change
Total assets	$272,959	$238,817	$34,142	14.30%
Total cash and cash equivalents	9,928	11,814	(1,886)	(15.96)
Securities available for sale, at fair value	25,097	22,076	3,021	13.68
Loans held for sale	4,884	3,589	1,295	36.08
Loans, net	212,688	191,065	21,623	11.32
Other real estate owned	1,824	—	1,824	NM
Premises and equipment, net	4,346	4,637	(291)	(6.28)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	2,020	1,003	1,017	101.40
Bank-owned life insurance	6,193	—	6,193	NM
Other assets (1)	5,979	4,633	1,346	29.05
Deposits	211,934	188,244	23,690	12.58
Borrowings	25,978	15,987	9,991	62.49
Stockholders’ equity	33,127	32,104	1,023	3.19

1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

NM Not meaningful.

Total assets increased by $34.2 million, or 14.3%, to $273.0 million at December 31, 2011 from $238.8 million at December 31, 2010. The increase was primarily the result of an increase in loans and investment in bank-owned life insurance, which was funded by customer deposits and borrowings.

Net loans increased by $21.6 million, or 11.3%, to $212.7 million at December 31, 2011 from $191.1 million at December 31, 2010, as a result of increased mortgage warehouse and commercial loan balances. Our single-family loans increased $10.3 million to $150.6 million at December 31, 2011. In addition, our commercial real estate loan portfolio increased $9.0 million to $38.3 million at December 31, 2011.

Deposits increased by $23.7 million, or 12.6%, to $211.9 million at December 31, 2011 from $188.2 million at December 31, 2010. The increase resulted primarily from deposit inflows from existing customers as well as new certificate of deposit customers.

Federal Home Loan Bank advances increased by $10.0 million, or 62.5%, to $26.0 million at December 31, 2011 from $16.0 million at December 31, 2010. The additional advances were used to fund our loan growth.

Stockholders’ equity was $33.1 million and $32.1 million at December 31, 2011 and 2010, respectively. The increase is due primarily to net income of $935,000 for the year ended December 31, 2011.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. Net income for the year ended December 31, 2011 was $935,000, compared to net income of $524,000 for the year ended December 31, 2010. Net interest income increased by $1.3 million to $9.5 million for the year ended December 31, 2011 from $8.2 million for the year ended December 31, 2010, noninterest income increased $475,000, provision for loan losses decreased $99,000 and income tax expense decreased by $102,000. In contrast, noninterest expense increased by $1.6 million during 2011.

Summary of Net Interest Income.

	Years Ended December 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change
Interest income:
Interest and fees on loans	$10,666	$9,774	$892	9.13%
Securities—taxable	327	321	6	1.87
Securities—nontaxable	205	74	131	177.03
Other interest—earning assets	106	175	(69)	(39.43)

Total interest income	11,304	10,344	960	9.28

Interest expense:
Savings deposits	69	85	(16)	(18.82)
Money market	138	259	(121)	(46.72)
Demand deposit account	95	131	(36)	(27.48)
Certificates of deposit	1,040	1,185	(145)	(12.24)

Total deposits	1,342	1,660	(318)	(19.16)
Borrowings	447	457	(10)	(2.19)

Total interest expense	1,789	2,117	(328)	(15.49)

Net interest income	$9,515	$8,227	$1,288	15.66%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	$000,000.00	$000,000.00	$000,000.00
	Years Ended December 31,		Increase (decrease)
	2011	2010	in basis points
Loans	5.31%	5.59%	(0.28)
Securites—taxable	1.70%	2.46%	(0.76)
Securities—nontaxable	3.54%	3.72%	(0.18)
Other interest—earning assets	0.51%	0.57%	(0.06)
Total interest-earning assets	4.58%	4.69%	(0.11)
Savings deposits	0.21%	0.26%	(0.05)
Money market	0.33%	0.71%	(0.38)
Demand deposit account	0.17%	0.25%	(0.08)
Certificates of deposit	1.53%	1.95%	(0.42)
Total deposits	0.67%	0.91%	(0.24)
Borrowings	2.16%	2.30%	(0.14)
Total interest-bearing liabilities	0.81%	1.05%	(0.24)
Net interest rate spread	3.77%	3.64%	0.13
Net interest margin	3.86%	3.73%	0.13

Average Balances

	Years Ended December 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change
Loans	$200,935	$174,778	$26,157	14.97%
Securites—taxable	19,219	13,023	6,196	47.58
Securities—nontaxable	5,797	1,991	3,806	191.16
Other interest—earning assets	20,609	30,939	(10,330)	(33.39)

Total interest-earning assets	246,560	220,731	25,829	11.70

Savings deposits	33,343	33,319	24	0.07
Money market	41,262	36,471	4,791	13.14
Demand deposit account	56,653	51,875	4,778	9.21
Certificates of deposit	68,152	60,758	7,394	12.17

Total deposits	199,410	182,423	16,987	9.31
Borrowings	20,711	19,877	834	4.20

Total interest-bearing liabilities	220,121	202,300	17,821	8.81

Net interest-earning assets	$26,439	$18,431	$8,008	43.45

Interest Income. Interest income increased in 2011 as the increase in the average balance of interest-earning assets more than offset a decrease in the average yield on such assets. Interest income increased primarily due to proceeds from our common stock offering in October 2010 and increased customer deposits that were invested in loans, our highest earning asset.

Interest income and fees on loans increased as the increase in the average balance of loans more than offset a decrease in the average yield on our loans. The average yield on our loan portfolio decreased, reflecting a lower market interest rate environment.

Interest income on nontaxable securities increased primarily from an increase in our average balance.

Interest income on other interest-earning assets decreased primarily from a lower average balance and, to a lesser extent, lower average rate.

Interest Expense. Interest expense decreased in 2011 as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of non-maturity deposits and certificates of deposit, reflecting our successful marketing efforts.

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

Interest expense on borrowed funds, consisting almost entirely of Federal Home Loan Bank advances, decreased slightly reflecting a lower average rate, which more than offset a higher average balance.

Net Interest Income. Net interest income increased as our net interest-earning assets increased. The increase in our net interest-earning assets, interest rate spread and net interest margin is attributable primarily to proceeds from sale of our common stock that were invested in loans.

Provision for Loan Losses. We recorded a provision for loan losses of $1.4 million for the year ended December 31, 2011 and a provision for loan losses of $1.5 million for the year ended December 31, 2010. At December 31, 2011, nonperforming loans (including troubled debt restructurings not included in nonaccrual loans), totaled $7.0 million, or 3.2% of total loans, as compared to $5.4 million, or 2.8% of total loans, at December 31, 2010. The allowance for loan losses to total loans decreased to 0.80% at December 31, 2011 as compared to 1.09% at December 31, 2010. The ratio of allowance for loan losses to total loans decreased due primarily to the transfer of $2.0 million in loans secured by commercial real estate, net of specific allowances and write-downs of $697,000, to other real estate owned.

Summary of Noninterest Income.

	Years Ended December 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change
Noninterest income:
Service charges	$1,257	$1,522	$(265)	(17.41)%
Gain on sale of securities available for sale	370	248	122	49.19
Gain on sale of mortgage loans	1,250	979	271	27.68
Increase in cash surrender value of BOLI	193	—	193	NM
Other	313	159	154	96.86

Total noninterest income	$3,383	$2,908	$475	16.33%

NM Not meaningful.

Noninterest Income. Noninterest income increased by $475,000, or 16.3%, to $3.4 million for the year ended December 31, 2011 from $2.9 million for the year ended December 31, 2010. The increase was primarily due to an increase in gains from the sale of securities and mortgage loans, cash surrender value of BOLI and other noninterest income, partially offset by lower service charges.

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

Summary of Noninterest Expense.

	Years Ended December 31,		Increase
(Dollars in thousands)	2011	2010	(Decrease)	% Change
Noninterest expense:
Compensation and benefits	$5,358	$4,625	$733	15.85%
Occupancy costs	1,058	1,113	(55)	(4.94)
Equipment expense	258	238	20	8.40
Data processing expense	471	532	(61)	(11.47)
ATM expense	383	374	9	2.41
Professional and outside services	1,009	651	358	54.99
Stationery and supplies	103	114	(11)	(9.65)
Marketing	159	162	(3)	(1.85)
FDIC insurance assessments	242	321	(79)	(24.61)
Operations from OREO	205	1	204	NM
Provision for losses on OREO	200	—	200	NM
Other	954	716	238	33.24

Total noninterest expense	$10,400	$8,847	$1,553	17.55%

NM Not meaningful.

Noninterest Expense. Noninterest expense increased by $1.6 million, or 17.6%, to $10.4 million for the year ended December 31, 2011 from $8.8 million for the year ended December 31, 2010. This increase was primarily attributable to an increase in compensation and benefits, including additional personnel associated with mortgage warehouse lending, professional and outside services, costs from operations of other real estate owned, provision for losses on other real estate owned and other noninterest expenses, partially offset by lower FDIC insurance assessments, data processing costs and occupancy expense.

Compensation and benefits increased due to reversal of a bonus accrual in the 2010 period, higher salary levels and mortgage commission expenses, an additional commercial loan officer and additional personnel associated with the mortgage warehouse business, partially offset by a higher level of deferred loan origination costs.

Occupancy costs decreased primarily as a result of lower maintenance costs, real estate taxes and depreciation expense. Data processing decreased primarily as a result of lower costs following a contract renegotiation. Professional and outside services reflected costs associated with the Company’s public filing requirements with the SEC and outside consultant fees incurred for general corporate purposes. FDIC insurance assessments decreased as a result of a lower insurance assessment rate, partially offset by a higher level of deposits. Operations from OREO increased due primarily to real estate taxes incurred and various other holding costs related to other real estate owned. Provision for losses on OREO represents a $200,000 write-down to fair value less disposal costs on one commercial real estate property. Other noninterest expense increased due primarily to higher legal expenses related to loan matters, travel costs, charitable contributions and various other company expenses.

Income Tax Expense. Income tax expense was $205,000 for the year ended December 31, 2011, compared to $307,000 for the year ended December 31, 2010. The lower income tax expense resulted primarily from tax-exempt income related to bank-owned life insurance and municipal obligations in 2011.

Average Balances and Yields The following tables set forth average balances, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$200,935	$10,666	5.31%	$174,778	$9,774	5.59%	$167,995	$10,000	5.95%
Taxable investment securities	19,219	327	1.70	13,023	321	2.46	11,053	425	3.85
Nontaxable investment securities	5,797	205	3.54	1,991	74	3.72	1,024	40	3.91
Total other interest-earning assets	19,454	102	0.52	29,777	171	0.57	19,735	128	0.65
FHLB of Dallas stock	1,155	4	0.35	1,162	4	0.34	1,346	3	0.22

Total interest-earning assets	246,560	11,304	4.58	220,731	10,344	4.69	201,153	10,596	5.27
Noninterest-earning assets	15,946			10,208			9,422

Total assets	$262,506			$230,939			$210,575

Interest-bearing liabilities:
Savings deposits	$33,343	$69	0.21	$33,319	$85	0.26	$32,140	$82	0.26
Money market	41,262	138	0.33	36,471	259	0.71	27,788	345	1.24
Demand deposit accounts	56,653	95	0.17	51,875	131	0.25	45,944	175	0.38
Certificates of deposit	68,152	1,040	1.53	60,758	1,185	1.95	56,906	1,582	2.78

Total deposits	199,410	1,342	0.67	182,423	1,660	0.91	162,778	2,184	1.34
Borrowings	20,711	447	2.16	19,877	457	2.30	24,279	567	2.34

Total interest-bearing liabilities	220,121	1,789	0.81	202,300	2,117	1.05	187,057	2,751	1.47
Noninterest-bearing liabilities	9,737			8,869			6,528

Total liabilities	229,858			211,169			193,585
Equity	32,648			19,770			16,990

Total liabilities and equity	262,506			$230,939			$210,575

Net interest income		$9,515			$8,227			$7,845

Net interest rate spread (1)			3.77%			3.64%			3.80%
Net interest-earning assets (2)	$26,439			$18,431			$14,096

Net interest margin (3)			3.86%			3.73%			3.90%
Average of interest-earning assets to interest-bearing liabilities			112.01%			109.11%			107.54%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,402	$(510)	$892	$394	$(620)	$(226)
Taxable investment securities	124	(118)	6	67	(171)	(104)
Nontaxable investment securities	135	(4)	131	36	(2)	34
Other interest earning assets	(55)	(14)	(69)	60	(17)	43
FHLB of Dallas stock	—	—	—	—	1	1

Total interest-earning assets	1,606	(646)	960	557	(809)	(252)

Interest-bearing liabilities:
Savings deposits	—	(16)	(16)	3	—	3
Money market	31	(152)	(121)	88	(174)	(86)
Demand deposit accounts	11	(47)	(36)	21	(65)	(44)
Certificates of deposit	134	(279)	(145)	101	(498)	(397)

Total deposits	176	(494)	(318)	213	(737)	(524)
Borrowings	19	(29)	(10)	(101)	(9)	(110)
Other liabilities	—	—	—	—	—	—

Total interest-bearing liabilities	195	(523)	(328)	112	(746)	(634)

Change in net interest income	$1,411	$(123)	$1,288	$445	(63)	382

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

We have sought to manage our interest rate risk in order to control the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	sell long-term, fixed-rate one- to four-family residential mortgage loans (terms of 15 years or more) that we originate;

(ii)	lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Dallas;

(iii)	invest in shorter- to medium-term securities;

(iv)	originate commercial real estate loans, commercial loans and consumer loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in larger noninterest-bearing demand deposit accounts;

(v)	originate mortgage warehouse lines of credit secured by loans that typically stay on the line for 30 days or less; and

(vi)	maintain adequate levels of capital.

We have not engaged in hedging through the use of derivatives.

Net Portfolio Value. The Comptroller of the Currency requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of the FTN Financial Sendero Asset/Liability Management Analysis system. This simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. FTN Financial provides us the results of the interest rate sensitivity model, which is based on information we provide to FTN Financial to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2011, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

	At December 31, 2011
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
				NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Amount	Percent
		Amount	Percent
	(Dollars in thousands)
+300	$27,111	$(5,840)	(17.72)%	10.58%	(148)	$10,049	(325)	(3.13)%
+200	29,959	(2,992)	(9.08)%	11.41%	(65)	10,276	(98)	(0.94)%
+100	31,971	(980)	(2.97)%	11.92%	(14)	10,373	(1)	(0.01)%
0	32,951	—	—%	12.06%	—	10,374	—	—%
-100	31,563	(1,388)	(4.21)%	11.47%	(59)	10,213	(161)	(1.55)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The FTN Financial Sendero Asset/Liability Management Analysis system illustrates the change in the economic value of our assets and liabilities at December 31, 2011 assuming an immediate change in interest rates. The table above indicates that at December 31, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 9.08% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4.21% decrease in net portfolio value.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended December 31, 2011 and 2010, our liquidity ratio averaged 16.4% and 18.9%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $9.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $25.1 million at December 31, 2011.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows in our consolidated financial statements.

At December 31, 2011, we had $21.6 million in loan commitments outstanding, including $17.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totaled $37.3 million, or 17.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2011 and 2010, we originated $136.2 million and $104.9 million of loans, respectively. We purchased $38.2 million and $23.7 million of securities during the years December 31, 2011 and 2010, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $23.7 million for the year ended December 31, 2011, and a net increase in total deposits of $15.7 million for the year ended December 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances increased by $10.0 million, to $26.0 million at December 31, 2011. Federal Home Loan Bank advances have been used primarily to fund loan demand. At December 31, 2011, we had the ability to borrow up to $121.6 million from the Federal Home Loan Bank of Dallas.

SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, SharePlus Federal Bank exceeded all regulatory capital requirements. SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15 — Regulatory Matters of the notes to consolidated financial statements included in this Annual Report.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 10 – Financial Instruments with Off-Balance Sheet Risk of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU 2011-02 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company adopted ASU 2011-02, including the disclosures deferred by ASU 2011-01, for the reporting period ending September 30, 2011. In accordance with ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011. No additional loans were classified as troubled debt restructurings or additional allowance for loan losses was required under ASU 2011-02. Refer to Note 5 to Consolidated Financial Statements for the required disclosures of ASU 2011-02.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not materially impact the Bank.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not materially impact the Bank.

In September, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The ASU simplifies how an entity tests goodwill for impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance will not materially impact the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not materially impact the Bank.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 8.    Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A    Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of SP Bancorp, Inc. and certain board committee members is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I – Election of Directors.”

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

ITEM 11.    Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors.”

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.    Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II–Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets—December 31, 2011 and 2010;

(C)	Consolidated Statements of Income—years ended December 31, 2011 and 2010;

(D)	Consolidated Statements of Changes in Stockholders’ Equity—years ended December 31, 2011 and 2010;

(E)	Consolidated Statements of Cash Flows—years ended December 31, 2011 and 2010; and

(F)	Notes to Consolidated Financial Statements.

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

SP Bancorp, Inc.

Date: March 30, 2012	By:	/s/ Jeffrey L. Weaver
Jeffrey L. Weaver
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey L. Weaver	President, Chief Executive Officer and Director	March 30, 2012
Jeffrey L. Weaver	(Principal Executive Officer)

/s/ Suzanne C. Salls	Senior Vice President and Chief Financial Officer	March 30, 2012
Suzanne C. Salls	(Principal Financial and Accounting Officer)

/s/ Paul Zmigrosky	Chairman of the Board	March 30, 2012
Paul Zmigrosky

/s/ Lora Villarreal	Director	March 30, 2012
Lora Villarreal

/s/ David Rader	Director	March 30, 2012
David Rader

/s/ P. Stan Keith	Director	March 30, 2012
P. Stan Keith

/s/ Christopher Cozby	Director	March 30, 2012
Christopher Cozby

/s/ Carl Forsythe	Director	March 30, 2012
Carl Forsythe

/s/ David Stephens	Director	March 30, 2012
David Stephens

/s/ Jeff Williams	Director	March 30, 2012
Jeff Williams

EXHIBIT INDEX

3.1	Articles of Incorporation of SP Bancorp, Inc.*

3.2	Bylaws of SP Bancorp, Inc.*

4	Form of Common Stock Certificate of SP Bancorp, Inc.*

10.1	2010 Incentive Compensation Plan*

10.2	2008 Nonqualified Deferred Compensation Plan*

10.3	Phantom Stock Plan*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-167967), initially filed July 2, 2010.

Table of Contents

***

Report of Independent Registered Public Accounting Firm

The Board of Directors, Audit Committee and Stockholders

SP Bancorp, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of SP Bancorp, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SP Bancorp, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Dallas, Texas

March 30, 2012

McGladrey & Pullen, LLP is a member firm of RSM International,

an affiliation of separate and independent legal entities.

SP Bancorp, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$2,978	$2,384
Federal funds sold	6,950	9,430

Total cash and cash equivalents	9,928	11,814

Securities available for sale (amortized cost of $24,774 at December 31, 2011 and $22,214 at December 31, 2010)	25,097	22,076
Fixed annuity investment	1,176	1,131
Loans held for sale	4,884	3,589
Loans, net of allowance for losses of $1,754 at December 31, 2011 and $2,136 at December 31, 2010	212,688	191,065
Accrued interest receivable	961	833
Other real estate owned (“OREO”)	1,824	—
Premises and equipment, net	4,346	4,637
Federal Home Loan Bank (“FHLB”) stock and other restricted stock, at cost	2,020	1,003
Bank-owned life insurance (“BOLI”)	6,193	—
Deferred tax assets	509	1,131
Other assets	3,333	1,538

Total assets	$272,959	$238,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$8,898	$5,738
Interest-bearing	203,036	182,506

Total deposits	211,934	188,244
Borrowings	25,978	15,987
Accrued interest payable	29	39
Other liabilities	1,891	2,443

Total liabilities	239,832	206,713

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 1,725,000 shares issued and outstanding	17	17
Additional paid-in capital	15,278	15,290
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,018)	(817)
Retained earnings—substantially restricted	18,636	17,701
Accumulated other comprehensive income (loss)	214	(87)

Total stockholders’ equity	33,127	32,104

Total liabilities and stockholders’ equity	$272,959	$238,817

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010
Interest income:
Interest and fees on loans	$10,666	$9,774
Securities—taxable	327	321
Securities—nontaxable	205	74
Other interest—earning assets	106	175

Total interest income	11,304	10,344

Interest expense:
Deposit accounts	1,342	1,660
Borrowings	447	457

Total interest expense	1,789	2,117

Net interest income	9,515	8,227

Provision for loan losses	1,358	1,457

Net interest income after provision for loan losses	8,157	6,770

Noninterest income:
Service charges	1,257	1,522
Gain on sale of securities available for sale	370	248
Gain on sale of mortgage loans	1,250	979
Increase in cash surrender value of BOLI	193	—
Other	313	159

Total noninterest income	3,383	2,908

Noninterest expense:
Compensation and benefits	5,358	4,625
Occupancy costs	1,058	1,113
Equipment expense	258	238
Data processing expense	471	532
ATM expense	383	374
Professional and outside services	1,009	651
Stationery and supplies	103	114
Marketing	159	162
FDIC insurance assessments	242	321
Operations from OREO	205	1
Provision for losses on OREO	200	—
Other	954	716

Total noninterest expense	10,400	8,847

Income before income tax expense	1,140	831

Income tax expense	205	307

Net income	$935	$524

Basic and diluted earnings per share	$0.57

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

					Accumulated
		Additional	Unallocated		Other	Total
	Common	Paid-In	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	$—	$—	$—	$17,177	$85	$17,262

Issuance of 1,725,000 shares of common stock, net of offering costs	17	15,291	(828)	—	—	14,480

ESOP shares allocated	—	(1)	11	—	—	10

Comprehensive income:
Net income	—	—	—	524	—	524
Unrealized loss on securities available for sale, net of tax of ($10)	—	—	—	—	(16)	(16)
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of ($92)	—	—	—	—	(156)	(156)

Total comprehensive income						352

Balance, December 31, 2010	$17	$15,290	$(817)	$17,701	$(87)	$32,104

Additional stock issuance costs	—	(15)	—	—	—	(15)

ESOP shares purchased in open market	—	—	(255)	—	—	(255)

ESOP shares allocated	—	3	54	—	—	57

Comprehensive income:
Net income	—	—	—	935	—	935
Unrealized gain on securities available for sale, net of tax of $297	—	—	—	—	534	534
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of ($137)	—	—	—	—	(233)	(233)

Total comprehensive income						1,236

Balance, December 31, 2011	$17	$15,278	$(1,018)	$18,636	$214	$33,127

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$935	$524
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	349	394
Amortization of premiums on securities	572	252
ESOP expense	57	10
Provision for loan losses	1,358	1,457
Deferred tax (benefit) expense	462	(350)
Loss (gain) on sale of other real estate owned and repossessed assets	11	(7)
Provision for losses on other real estate owned	200	—
Gain on sale of securities available for sale	(370)	(248)
Gain on sale of mortgage loans	(1,250)	(979)
Proceeds from sale of mortgage loans	50,868	43,400
Loans originated for sale	(49,454)	(45,078)
Increase in cash surrender value of BOLI	(193)	—
(Increase) in accrued interest receivable	(128)	(69)
(Increase) decrease in other assets	(1,795)	827
Increase in fixed annuity investment	(45)	(43)
(Decrease) increase in accrued interest payable and other liabilities	(562)	198

Net cash (used in) provided by operating activities	1,015	288

Cash flows from investing activities:
Purchase of securities available for sale	(38,151)	(23,682)
Maturities, calls and principal paydowns on securities available for sale	4,844	7,621
Proceeds from sale of securities available for sale	30,545	7,199
(Purchases) redemptions of FHLB stock	(1,017)	652
Originations, net of loan repayments	(26,817)	(22,023)
Proceeds from sale of other real estate owned and repossessed assets	342	43
Purchases of premises and equipment	(58)	(126)
Purchase of BOLI	(6,000)	—

Net cash used in investing activities	(36,312)	(30,316)

Cash flows from financing activities:
Net increase in deposit accounts	23,690	15,653
Proceeds from (repayment of) FHLB advances, net	9,991	(8)
ESOP shares purchased	(255)	—
Issuance of common stock, net of (conversion costs)	(15)	14,480

Net cash provided by financing activities	33,411	30,125

Net (decrease) increase in cash and cash equivalents	(1,886)	97
Cash and cash equivalents at beginning of year	11,814	11,717

Cash and cash equivalents at end of year	$9,928	$11,814

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$650	$517

Interest expense paid	$1,799	$2,090

Noncash transactions:
Transfers of loans to other real estate owned and repossessed assets	$2,377	$36

Transfers of loans held for portfolio to loans held for sale	$1,459	$—

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 1. Summary of Significant Accounting Policies

General

SharePlus Federal Bank (the “Bank”) is a federal stock savings bank located in Plano, Texas. On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a federal capital stock savings bank. A new holding company, SP Bancorp, Inc (the “Company”), was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $.8 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”). The Company is regulated by the Federal Reserve Board and the Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank operates as a full-service bank, including the acceptance of checking and savings deposits, and the origination of primarily single-family loans, and to a lesser extent, commercial real estate, home equity, commercial business, automobile, and personal loans. In addition to the Bank’s home office, the Bank has five branches, one of which is located near downtown Dallas, Texas; one is located near the Bank’s headquarters in Plano, Texas; two branches are located in Louisville, Kentucky; and the other branch is located in Irvine, California.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

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

Cash and cash equivalents include interest-earning funds of $8,977 and $10,724 at December 31, 2011 and 2010, respectively.

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

If the Company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless there is a credit loss. When the Company does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other than temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Fixed Annuity Investment

The fixed annuity investment guaranteed a rate of 4% and 3% at December 31, 2011 and 2010, respectively. The full principal is guaranteed by Western Southern Life Assurance Company and has a credit rating of “AA+” and “AA” at December 31, 2011 and 2010, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

There were no changes in the Bank’s nonaccrual policy during the years ended December 31, 2011 or 2010.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeded the fair value of the collateral or the present value of expected future cash flows.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The general component covers loans which are not impaired and was based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Bank’s estimate of probable losses for each loan type, and several other factors. These factors include changes in experience of lending staff, lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

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

Accrued Interest Receivable

Interest on securities and loans is accrued as earned. Accrued interest receivable as of December 31, 2011 and 2010 is summarized as follows:

	000000	000000
	December 31,
	2011	2010
Securities	$202	$109
Loans	759	724

	$961	$833

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

Management periodically evaluates the FHLB stock for impairment. Determination of whether the FHLB stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value. The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLB and the length of time this situation has persisted; the ability of the FHLB to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity position of the FHLB. Management believes that no impairment charge on FHLB stock is necessary at December 31, 2011.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

Revenue and expense from the operations of OREO and changes in the valuation allowance are included in noninterest expense. Losses (gains) on sale of OREO charged to operations for the years ended December 31, 2011 and 2010 were $11 and $(10), respectively. Provision for losses on OREO for the years ended December 31, 2011 and 2010 were $200 and $0, respectively.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

The Company assesses uncertain tax positions to determine if they should be recognized, measured, disclosed and presented in the financial statements. The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s federal and state tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Interest and penalties related to tax positions are recognized in income tax expense. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for the years ended on or before December 31, 2007. For the years ended December 31, 2011 and 2010, management has determined there are no material uncertain tax positions.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

ESOP

Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.

The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair values of the shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital. Dividends on allocated ESOP shares are charged to retained earnings. Dividends on allocated ESOP shares are either paid to participants of the ESOP or used to repay the ESOP loan and related accrued interest. Dividends on unallocated ESOP shares are used to repay the ESOP loan and related accrued interest. No cash dividends were declared or paid during the years ended December 31, 2011 or 2010.

Earnings per Share

Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

Year Ended December 31, 2011

Net earnings	$935

Weighted-average shares outstanding (in thousands)	1,634

Basic and diluted earnings per share	$0.57

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

Segment Reporting

The Company has one reportable segment. The Company’s chief operating decision-maker uses consolidated results to make operating and strategic decisions.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

Reclassifications

Certain prior year amounts have been classified in order to conform to current period presentation. Such reclassifications had no effect on net income or stockholders’ equity.

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

Recent Authoritative Accounting Guidance

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU 2011-02 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company adopted ASU 2011-02, including the disclosures deferred by ASU 2011-01, for the reporting period ending September 30, 2011. In accordance with ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011. No additional loans were classified as troubled debt restructurings or additional allowance for loan losses was required under ASU 2011-02. Refer to Note 5 to Consolidated Financial Statements for the required disclosures of ASU 2011-02.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not materially impact the Bank.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not materially impact the Bank.

In September, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The ASU simplifies how an entity tests goodwill for impairment. The ASU allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance will not materially impact the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not materially impact the Bank.

Note 2. Stock Conversion

On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $.8 million which was loaned by the Company to a trust for the ESOP. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 38,623 shares in the open market through December 31, 2011. The remaining 31,627 shares are expected to be purchased in the near term.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

SP Bancorp. Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Deposit account holders of the Bank continue to be insured by the FDIC. A liquidation account was established in the amount of $17.0 million, which represented the Bank’s total equity capital as of March 31, 2010, the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause equity capital to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of the new holding company’s common stock will be conducted in accordance with applicable laws and regulations.

Note 3. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $2,002 and $2,023 at December 31, 2011 and 2010, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 4. Securities

Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2011 and 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

December 31, 2011:
Municipal securities	$8,737	$385	$—	$9,122
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	12,809	26	(90)	12,745
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	3,228	5	(3)	3,230

	$24,774	$416	$(93)	$25,097

December 31, 2010:
Municipal securities	$3,746	$4	$(165)	$3,585
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	10,447	70	(29)	10,488
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	8,021	29	(47)	8,003

	$22,214	$103	$(241)	$22,076

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

For the years ended December 31, 2011 and 2010, proceeds from sales of securities available for sale were $30,545 and $7,199, respectively. Gross gains of $378 and $248 and gross losses of $8 and $0 were realized on sales of securities in 2011 and 2010, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at December 31, 2011 and 2010 are as follows:

	000000	000000	000000	000000	000000	000000	000000
	Number of Security Positions with Unrealized losses	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
		Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

December 31, 2011:
Collateralized mortgage obligations	7	$10,019	$(90)	$—	$—	$10,019	$(90)
Mortgage-backed securities	1	970	(3)	—	—	970	(3)

	8	$10,989	$(93)	$—	$—	$10,989	$(93)

December 31, 2010:
Municipal securities	9	$2,690	$(165)	$—	$—	$2,690	$(165)
Collateralized mortgage obligations	2	3,344	(29)	—	—	3,344	(29)
Mortgage-backed securities	3	6,073	(47)	—	—	6,073	(47)

	14	$12,107	$(241)	$—	$—	$12,107	$(241)

For all of the above securities available for sale, the unrealized losses are generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on December 31, 2011 and 2010 and are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell prior to recovery. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The scheduled maturities of securities at December 31, 2011 and 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value

After 5 years through 10 years	$—	$—	$446	$447
Due after 10 years	8,737	9,122	3,300	3,138

	8,737	9,122	3,746	3,585
Mortgage-backed securities and collateralized mortgage obligations	16,037	15,975	18,468	18,491

	$24,774	$25,097	$22,214	$22,076

Note 5. Loans and Allowance for Loan Losses

Loans at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Commercial business	$6,986	$2,473
Commercial real estate	38,348	29,303
One-to-four family	150,613	140,340
Home equity	9,612	10,112
Consumer	8,318	10,335

	213,877	192,563
Premiums, net	71	106
Deferred loan costs, net	494	532
Allowance for loan losses	(1,754)	(2,136)

	$212,688	$191,065

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

On occasion, the Bank originates loans secured by single-family and home equity loans with high loan-to-value ratios exceeding 90%. These loans amounted to $2,734 and $3,518 at December 31, 2011 and 2010, respectively.

Following is an age analysis of past due loans by loan class as of December 31, 2011 and 2010:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total

At December 31, 2011:
Past Due:
30-59 days	$—	$—	$2,457	$27	$16	$2,500
60-89 days	—	—	161	—	1	162
90 days or more	—	—	207	—	—	207

Total past due	—	—	2,825	27	17	2,869
Current	6,986	38,348	147,788	9,585	8,301	211,008

Total loans	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

At December 31, 2010
Past Due:
30-59 days	$—	$1,844	$1,675	$38	$49	$3,606
60-89 days	—	—	309	13	3	325
90 days or more	125	2,498	1,704	101	20	4,448

Total past due	125	4,342	3,688	152	72	8,379
Current	2,348	24,961	136,652	9,960	10,263	184,184

Total loans	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

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

Following is a summary of loans by grade or classification as of December 31, 2011 and 2010:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total

At December 31, 2011:
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$6,986	$31,170	$148,433	$9,600	$8,281	$204,470
Special Mention	—	—	687	12	37	736
Substandard	—	7,178	1,493	—	—	8,671
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

At December 31, 2010:
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$2,088	$17,760	$137,601	$9,969	$10,175	$177,593
Special Mention	—	1,607	1,036	42	138	2,823
Substandard	385	9,936	1,703	101	20	12,145
Doubtful	—	—	—	—	2	2
Loss	—	—	—	—	—	—

Total	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Impaired loans and nonperforming loans by loan class at December 31, 2011 and 2010 were summarized as follows:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
At December 31, 2011:
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$—	$16	$—	$15	$31
Impaired loans with no allowance for loan losses	—	5,258	1,741	12	15	7,026

Total impaired loans	$—	$5,258	$1,757	$12	$30	$7,057

Unpaid principal balance of impaired loans	$—	$5,258	$1,757	$12	$30	$7,057
Allowance for loan losses on impaired loans	$—	$—	$14	$—	$5	$19
Average recorded investment in impaired loans	$177	$5,319	$2,203	$101	$34	$7,834

Nonperforming loans:
Nonaccrual loans	$—	$—	$207	$—	$—	$207
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	5,258	1,497	—	64	6,819

	$—	$5,258	$1,704	$—	$64	$7,026

At December 31, 2010:
Impaired loans:
Impaired loans with an allowance for loan losses	$125	$2,498	$1,035	$33	$7	$3,698
Impaired loans with no allowance for loan losses	—	1,900	1,634	81	53	3,668

Total impaired loans	$125	$4,398	$2,669	$114	$60	$7,366

Unpaid principal balance of impaired loans	$125	$4,398	$2,669	$114	$60	$7,366
Allowance for loan losses on impaired loans	$100	$626	$183	$17	$3	$929
Average recorded investment in impaired loans	$63	$2,834	$1,887	$57	$51	$4,892

Nonperforming loans:
Nonaccrual loans	$125	$2,498	$1,704	$101	$20	$4,448
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	—	841	7	149	997

	$125	$2,498	$2,545	$108	$169	$5,445

For the years ended December 31, 2011 and 2010, gross interest income that would have been recorded had our non- accruing loans been current in accordance with their original terms was $34 and $235, respectively. Interest income recognized on such loans for the years ended December 31, 2011 and 2010 was $14 and $62, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2011 and 2010 and total investment in loans at December 31, 2011 and 2010:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Year Ended December 31, 2011:
Allowance for Loan Losses:
Balance, beginning of year	$131	$1,081	$736	$60	$128	$2,136
Provision for loan losses	442	240	539	136	1	1,358
Loans charged to the allowance	(444)	(697)	(497)	(63)	(57)	(1,758)
Recoveries of loans previously charged off	1	—	—	—	17	18

Balance, end of year	$130	$624	$778	$133	$89	$1,754

Ending balance: individually evaluated for impairment	$—	$—	$14	$—	$5	$19

Ending balance: collectively evaluated for impairment	$130	$624	$764	$133	$84	$1,735

At December 31, 2011:
Loans:
Ending balance	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

Ending balance individually evaluated for impairment	$—	$5,258	$1,757	$12	$30	$7,057

Ending balance collectively evaluated for impairment	$6,986	$33,090	$148,856	$9,600	$8,288	$206,820

Year Ended December 31, 2010:
Allowance for Loan Losses:
Balance, beginning of year	$12	$293	$455	$33	$147	$940
Provision for loan losses	119	788	492	27	31	1,457
Loans charged to the allowance	—	—	(252)	—	(72)	(324)
Recoveries of loans previously charged off	—	—	41	—	22	63

Balance, end of year	$131	$1,081	$736	$60	$128	$2,136

Ending balance: individually evaluated for impairment	$100	$626	$183	$17	$3	$929

Ending balance: collectively evaluated for impairment	$31	$455	$553	$43	$125	$1,207

At December 31, 2010:
Loans:
Ending balance	$2,473	$29,303	$140,340	$10,112	$10,335	$192,563

Ending balance individually evaluated for impairment	$125	$4,398	$2,669	$114	$60	$7,366

Ending balance collectively evaluated for impairment	$2,348	$24,905	$137,671	$9,998	$10,275	$185,197

The provision for loan losses decreased by $99 from $1,457 for the year ended December 31, 2010 to $1,358 for the year ended December 31, 2011. The decrease resulted from a lower level of classified loans.

Loans or portions of loans are charged against the allowance for losses when loans are determined to be uncollectible, including troubled debt restructurings. The Company evaluates the need for specific components of the allowance for loan losses when loans are determined to be impaired. The specific component is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company has provided for specific components of $5 and $32 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and December 31, 2010. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2011 or 2010.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

During the years ended December 31, 2011 and 2010, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from nine months to five years. Modifications involving an extension of the maturity date were for periods ranging from three months to five years.

Following is a summary of troubled debt restructurings during the years ended December 31, 2011 and 2010 and loans that have been restructured during the previous twelve months that subsequently defaulted during the year ended December 31, 2011 and 2010:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Troubled debt restructurings during the year ended December 31, 2011:
Number of contracts	—	3	3	—	2	8

Pre-restructuring outstanding recorded investment	$—	$5,581	$1,258	$—	$12	$6,851

Post-restructuring outstanding recorded investment	$—	$5,251	$1,292	$—	$12	$6,555

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the year ended December 31, 2011
Number of contracts	—	—	1	—	—	1

Recorded investment	$—	$—	$792	$—	$—	$792

Troubled debt restructurings during the year ended December 31, 2010:
Number of contracts	—	—	1	1	7	9

Pre-restructuring outstanding recorded investment	$—	$—	$71	$8	$107	$186

Post-restructuring outstanding recorded investment	$—	$—	$71	$8	$131	$210

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the year ended December 31, 2010
Number of contracts	—	—	—	—	2	2

Recorded investment	$—	$—	$—	$—	$11	$11

The Bank originated $49,454 and $45,078 in loans during the years ended December 31, 2011 and 2010, respectively, which were placed with various correspondent lending institutions.

Proceeds on sales of these loans were $50,868 and $43,400 during the years ended December 31, 2011 and 2010, respectively. Gains on sales of these loans were $1,250 and $979 during the years ended December 31, 2011 and 2010, respectively. These loans were sold with servicing rights released. Transfers of loans held for portfolio to loans held for sale were $1,459 and $0 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, loans serviced for the benefit of others amounted to $3,257 and $2,640, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 6. Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
Land	$1,064	$1,064
Building and improvements	3,708	3,669
Furniture and fixtures	1,281	1,337
Computer equipment	519	515
Leasehold improvements	902	902

	7,474	7,487
Less accumulated depreciation and amortization	3,128	2,850

	$4,346	$4,637

Depreciation and amortization expense was $349 and $394, respectively, for the years ended December 31, 2011 and 2010, respectively.

The Bank also leases certain branch facilities under non-cancelable operating leases which expire through March 31, 2017. Rental expense related to these leases was $170 and $162 for the years ended December 31, 2011 and 2010, respectively, and is included in occupancy costs in the consolidated statements of income.

Future minimum rental payments due under non-cancelable operating leases were as follows:

December 31, 2011
First year	$165
Second year	167
Third year	170
Fourth year	123
Fifth year	126
Thereafter	30

$781

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 7. Deposits

Deposits as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
Deposit type:
Noninterest-bearing demand	$8,898	4%	$5,738	3%
Interest-bearing demand	59,452	28%	50,779	27%
Money market	38,821	19%	37,982	20%
Savings accounts	32,165	15%	31,490	17%

Transaction accounts	139,336	66%	125,989	67%

Certificates of deposit:
Less than 1.00%	$26,202	12%	$10,225	6%
1.00% -1.99%	32,711	16%	34,571	18%
2.00% -2.99%	11,336	5%	13,327	7%
3.00% -3.99%	2,239	1%	3,494	2%
4.00% -4.99%	110	—	638	—

Total certificates of deposit	72,598	34%	62,255	33%

Total deposits	$211,934	100%	$188,244	100%

Scheduled maturities of certificates of deposit accounts are as follows:

December 31,
2011
First year	$37,304
Second year	14,008
Third year	13,162
Fourth year	2,305
Fifth year	5,819

$72,598

Certificates of deposit having a balance of $100 or more at December 31, 2011 and 2010 totaled $47,919 and $32,960, respectively. Transaction accounts having a balance of $100 or more at December 31, 2011 and 2010 totaled $64,939 and $54,956, respectively.

Brokered deposits at December 31, 2011 and 2010 totaled $2,055 and $613, respectively.

Deposit amounts in excess of $250 are generally not federally insured.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Interest expense by deposit type for the years ended December 31, 2011 and 2010 is as follows:

	Years Ended December 31,
	2011	2010
Interest-bearing demand	$95	$131
Savings	69	85
Money market	138	259
Certificates of deposit	1,040	1,185

Total interest on deposits	$1,342	$1,660

Note 8. Borrowings

The Bank periodically borrows from the FHLB. At December 31, 2011, the Bank had a total of eleven such advances which totaled $25,978. These advances have various maturities ranging from January 27, 2012 through November 17, 2014 at interest rates from 0.14% to 3.09%. At December 31, 2010, the Bank had a total of fourteen such advances which totaled $15,987. These advances have various maturities ranging from August 8, 2011 through November 17, 2014 at interest rates from 0.49% to 3.09%.

These advances are secured by FHLB stock, real estate loans and securities of $121,640 and $116,532, at December 31, 2011 and 2010, respectively. The Company had remaining credit available under the FHLB advance program of $95,529 and $100,332 at December 31, 2011 and 2010, respectively.

The Bank had floating-rate FHLB advances of $0 and $2,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the Bank had FHLB advances outstanding which mature as follows:

	December 31,
	2011	2010
First year	$19,932	$6,009
Second year	1,035	3,932
Third year	5,011	1,035
Fourth year	—	5,011
Fifth year	—	—
Thereafter	—	—

	$25,978	$15,987

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 9. Income Taxes

Income taxes included in the consolidated statements of income are as follows:

	Years Ended December 31,
	2011	2010
Current (benefit) expense:
Federal	$(287)	$606
State	30	51

	(257)	657
Deferred tax (benefit) expense	462	(350)

	$205	$307

A reconciliation of the Company’s income taxes to be expected based on the federal statutory rate of 34% and the effective tax rate for the years ended December 31, 2011 and 2010 is as follows:

	Years Ended December 31,
	2011	2010
Federal income tax at expected rate of 34%	$388	$283
Tax-exempt interest	(70)	(25)
BOLI income	(66)	—
State income taxes	30	51
Other	(77)	(2)

Total income tax expense	$205	$307

Effective tax rate	18.0%	36.9%

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$321	$650
Nonaccrual loans	10	176
Unrealized loss on available for sale securities	—	51
Accrued employee benefits	141	230
Property and improvements	62	32
Net operating loss carryforward	88	—
Other	4	—

Total deferred tax assets	626	1,139

Deferred tax liabilities:
Unrealized gain on available for sale securities	109	—
Other	8	8

Total deferred tax liabilities	117	8

Net deferred tax asset	$509	$1,131

The Company has a net loss carryforward for Federal income tax purposes of $258, which expires in 2031.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

At December 31, 2011 and 2010, the approximate amounts of these financial instruments were as follows:

	December 31,
	2011	2010
Commitments to extend credit	$21,568	$14,315

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At December 31, 2011 and December 31, 2010, commitments to fund fixed rate loans of $9,239 and $6,120, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans, including unsecured loans, ranged from 3.49% to 17.90% at December 31, 2011 and from 3.25% to 17.19% at December 31, 2010.

The Company has not incurred any significant losses on its commitments in the years ended December 31, 2011 or 2010. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Loan activity for executive officers, directors and their affiliates for the year ended December 31, 2011 is as follows:

Balance at beginning of year	$2,189
New loans	2,177
Repayments	(1,567)

Balance at end of year	$2,799

Deposits from executive officers, directors and their affiliates were $1,922 and $1,714 at December 31, 2011 and 2010, respectively.

Note 14. Employee Benefits

The Bank’s 401(k) plan covers all eligible employees, as defined. The Bank matches 100% of employee contributions up to 5% of employees’ salaries. The Bank made matching contributions totaling $136 and $123 during the years ended December 31, 2011 and 2010, respectively.

The Bank has a salary continuation plan for the benefit of one officer. The Bank is funding the agreement with a fixed rate annuity. The recorded obligation of $176 and $131 at December 31, 2011 and 2010, respectively, is included in other liabilities. Expense of $45 and $43 was recorded for the years ended December 31, 2011 and 2010, respectively. There were no payments made during the years ended December 31, 2011 or 2010.

In conjunction with the stock offering, the Bank adopted an ESOP for eligible employees. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 38,623 shares in the open market through December 31, 2011. The remaining 31,627 shares are expected to be purchased in the near term.

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

Expense for shares released for allocation was $57 and $10 for the years ended December 31, 2011 and 2010, respectively. The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2011 were 1,047, 5,320 and 100,006, respectively. The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2010 were 0, 1,047 and 82,733, respectively. The fair value of unreleased ESOP shares at December 31, 2011 and 2010 was $1,029 and $776, respectively.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of December 31, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2011 and 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table sets forth the Bank’s capital ratios as of December 31, 2011 and 2010:

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Tangible capital to tangible assets	$29,319	10.75%	$4,090	1.50%	N/A	N/A
Total capital to risk weighted assets	31,073	16.48%	15,081	8.00%	$18,852	10.00%
Tier 1 capital to risk weighted assets	29,319	15.55%	7,541	4.00%	11,311	6.00%
Tier 1 capital to assets	29,319	10.75%	10,905	4.00%	13,632	5.00%

As of December 31, 2010:
Tangible capital to tangible assets	$28,129	11.78%	$3,581	1.50%	N/A	N/A
Total capital to risk weighted assets	29,336	18.46%	12,716	8.00%	$15,894	10.00%
Tier 1 capital to risk weighted assets	28,129	17.70%	6,358	4.00%	9,537	6.00%
Tier 1 capital to assets	28,129	11.78%	9,548	4.00%	11,936	5.00%

The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OCC) at December 31, 2011 and 2010:

	December 31,
	2011	2010
Equity capital	$29,533	$28,292
Disallowed deferred tax asset	—	(250)
Unrealized (gains) losses on securities, net	(214)	87

Tangible and Tier 1 capital	29,319	28,129
Allowance for loan losses	1,754	1,207

Total capital	$31,073	$29,336

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The following table represents assets and liabilities reported on the consolidated balance sheet at their fair value as of December 31, 2011 and 2010 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured At Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$9,122	$—	$9,122	$—
Collateralized mortgage obligations	12,745	—	12,745	—
Mortgage-backed securities	3,230	—	3,230	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	12	—	—	12
Other real estate owned	1,300		1,300

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. Other real estate owned is initially recorded at fair value less estimated costs of disposal, which establishes a new cost basis. During the year ended December 31, 2011, an adjustment of $200 was recorded to write-down one commercial property included in other real estate owned to its fair value less estimated selling costs. Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or level 3 inputs based on customized discounting.

At December 31, 2011 and 2010, impaired loans (with allocations for losses) had principal balances of $31 and $3,698, respectively, and allocations for losses of $19 and $929, respectively.

Note 17. Disclosure About the Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	December 31,		December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$9,928	$9,928	$11,814	$11,814
Securities available for sale	25,097	25,097	22,076	22,076
Fixed annuity investment	1,176	1,176	1,131	1,131
Restricted stock	2,020	2,020	1,003	1,003
Loans and loans held for sale	217,572	217,829	194,654	194,707
Accrued interest receivable	961	961	833	833

Financial liabilities:
Deposit accounts	211,934	208,744	188,244	183,738
Accrued interest payable	29	29	39	39
Borrowings	25,978	26,299	15,987	16,151

Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 18. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for SP Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$2,117	$3,032
Investment in Bank	29,533	28,292
ESOP note receivable	1,379	838
Other assets	118	—

Total assets	$33,147	$32,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$20	$58

Stockholders’ Equity:
Common stock	17	17
Additional paid-in capital	15,278	15,290
Unallocated ESOP shares	(1,018)	(817)
Retained earnings-substantially restricted	18,636	17,701
Accumulated other comprehensive income (loss), net	214	(87)

Total stockholders’ equity	33,127	32,104

Total liabilities and stockholders’ equity	$33,147	$32,162

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Statements of Income

	Year Ended December 31,	Period Ended December 31,
	2011	2010
Interest income on ESOP note receivable	$40	$5
Noninterest expense	(360)	(29)

Loss before income tax benefit and equity in undistributed income of Bank	(320)	(24)
Income tax benefit	(106)	(9)

Net loss before equity in undistributed income of Bank	(214)	(15)
Equity in undistributed income of Bank	1,149	539

Net income	$935	$524

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Statements of Cash Flows

	Year Ended December 31,	Period Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$935	$524
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of Bank	(1,149)	(539)
Increase in other assets	(118)	—
(Decrease) increase in other liabilities	(38)	58

Net cash (used in) provided by operating activities	(370)	43

Cash flows from investing activities:
Capital contribution to Bank	(334)	(11,501)
Repayment of ESOP note receivable	59	10

Net cash used for investing activities	(275)	(11,491)

Cash flows provided by financing activities:
ESOP shares purchased	(255)	—
Issuance of common stock, net of stock issuance costs	(15)	14,480

Net cash (used in) provided by financing activities	(270)	14,480

Net increase in cash and cash equivalents	(915)	3,032
Cash and cash equivalents at beginning of period	3,032	—

Cash and cash equivalents at end of period	$2,117	$3,032