Form 10-Q
period 2012-03-31
SP Bancorp, Inc.
filed 2012-05-14
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐.

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

Shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 6, 2012 were 1,716,600.

SP Bancorp, Inc.

FORM 10-Q

SP Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$2,429	$2,978
Federal funds sold	17,205	6,950

Total cash and cash equivalents	19,634	9,928

Securities available for sale (amortized cost of $17,094 at March 31, 2012 and $24,774 at December 31, 2011)	17,326	25,097
Fixed annuity investment	1,188	1,176
Loans held for sale	4,199	4,884
Loans, net of allowance for losses of $2,037 at March 31, 2012 and $1,754 at December 31, 2011	213,125	212,688
Accrued interest receivable	790	961
Other real estate owned (“OREO”)	2,024	1,824
Premises and equipment, net	4,275	4,346
Federal Home Loan Bank (“FHLB”) stock and other restricted stock, at cost	1,662	2,020
Bank-owned life insurance (“BOLI”)	6,249	6,193
Deferred tax assets	541	509
Other assets	2,156	3,333

Total assets	$273,169	$272,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$21,566	$8,898
Interest-bearing	207,452	203,036

Total deposits	229,018	211,934

Borrowings	9,043	25,978
Accrued interest payable	27	29
Other liabilities	2,134	1,891

Total liabilities	240,222	239,832

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 1,725,000 shares issued; 1,716,800 and 1,725,000 shares outstanding, respectively	17	17
Treasury stock, 8,200 shares at cost	(98)	—
Additional paid-in capital	15,280	15,278
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,320)	(1,018)
Retained earnings—substantially restricted	18,915	18,636
Accumulated other comprehensive income	153	214

Total stockholders’ equity	32,947	33,127

Total liabilities and stockholders’ equity	$273,169	$272,959

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$2,772	$2,618
Securities—taxable	38	80
Securities—nontaxable	50	34
Other interest—earning assets	32	22

Total interest income	2,892	2,754

Interest expense:
Deposit accounts	285	339
Borrowings	87	112

Total interest expense	372	451

Net interest income	2,520	2,303

Provision for loan losses	487	120

Net interest income after provision for loan losses	2,033	2,183

Noninterest income:
Service charges	294	320
Gain on sale of securities available for sale	320	28
Gain on sale of mortgage loans	367	223
Increase in cash surrender value of BOLI	56	17
Other	65	105

Total noninterest income	1,102	693

Noninterest expense:
Compensation and benefits	1,448	1,286
Occupancy costs	255	269
Equipment expense	65	69
Data processing expense	134	115
ATM expense	96	91
Professional and outside services	337	232
Stationery and supplies	30	38
Marketing	54	44
FDIC insurance assessments	46	92
Operations from OREO	31	102
Other	277	237

Total noninterest expense	2,773	2,575

Income before income tax expense	362	301

Income tax expense	83	84

Net income	$279	$217

Basic and diluted earnings per share	$0.17	$0.13

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Other comprehensive (loss) income, before tax:
Net change in unrealized gains on available for sale securities	$229	$173
Reclassification adjustment for gain on sale of securities available for sale	(320)	(28)

Other comprehensive (loss) income before tax	(91)	145
Income tax benefit (expense)	30	(54)

Other comprehensive (loss) income, net of tax	(61)	91
Net income	279	217

Comprehensive income	$218	$308

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$17		$15,290	$(817)	$17,701	$(87)	$32,104

Additional stock issuance costs	—	—	(15)	—	—	—	(15)
ESOP shares purchased in open market	—	—	—	(18)	—	—	(18)
ESOP shares allocated	—	—	1	10	—	—	11
Net income	—	—	—	—	217	—	217
Unrealized gain on securities available for sale, net of tax of $ 64	—	—	—	—	—	109	109
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of ($ 10)	—	—	—	—	—	(18)	(18)

Balance, March 31, 2011	$17	$—	$15,276	$(825)	$17,918	$4	$32,390

Balance, December 31, 2011	$17	$—	$15,278	$(1,018)	$18,636	$214	$33,127

ESOP shares purchased in the open market	—	—	—	(320)	—	—	(320)
ESOP shares allocated	—	—	2	18	—	—	20
Net income	—	—	—	—	279	—	279
Unrealized gain on securities available for sale, net of tax of $ 88	—	—	—	—	—	141	141
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of ($ 118)	—	—	—	—	—	(202)	(202)
Repurchase of common stock	—	(98)	—	—	—	—	(98)

Balance, March 31, 2012	$17	$(98)	$15,280	$(1,320)	$18,915	$153	$32,947

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$279	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	93
Amortization of premiums on securities	133	145
ESOP expense	20	11
Provision for loan losses	487	120
Gain on sale of securities available for sale	(320)	(28)
Gain on sale of mortgage loans	(367)	(223)
Proceeds from sale of mortgage loans	15,988	12,720
Loans originated for sale	(14,936)	(10,248)
Increase in cash surrender value of BOLI	(56)	(17)
Decrease (increase) in accrued interest receivable	171	(5)
Decrease in other assets and deferred tax assets	1,175	15
(Increase) in fixed annuity investment	(12)	(11)
Increase (decrease) in accrued interest payable and other liabilities	241	(321)

Net cash provided by operating activities	2,874	2,468

Cash flows from investing activities:
Purchase of securities available for sale	(5,614)	(5,753)
Maturities, calls and principal paydowns on securities available for sale	502	1,164
Proceeds from sale of securities available for sale	12,979	1,880
Redemptions (purchases) of FHLB stock	358	(1)
Originations, net of loan repayments	(924)	(4,560)
Additions to other real estate owned	(200)	—
Purchases of premises and equipment	—	(48)
Purchase of BOLI	—	(6,000)

Net cash provided by (used in) investing activities	7,101	(13,318)

Cash flows from financing activities:
Net increase in deposit accounts	17,084	20,551
Repayment of FHLB advances, net	(16,935)	(3)
ESOP shares purchased	(320)	(18)
Conversion costs	—	(15)
Repurchase of common stock	(98)	—

Net cash (used in) provided by financing activities	(269)	20,515

Net increase in cash and cash equivalents	9,706	9,665
Cash and cash equivalents at beginning of period	9,928	11,814

Cash and cash equivalents at end of period	$19,634	$21,479

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$—	$90

Interest expense paid	$374	$446

Noncash transactions:
Transfers of loans to other real estate owned	$—	$1,843

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SharePlus Federal Bank. The Company’s principal business is the ownership of the Bank. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The financial statements of the Company at March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited. However, in management’s opinion, the interim data at March 31, 2012 and for the three months ended March 31, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term include the determination of the allowance for loan losses and valuations pertaining to OREO.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Subsequent Events

Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure.

Basic and Diluted Earnings Per Share

Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

	Three Months Ended March 31,
	2012	2011
Net income	$279	$217

Weighted-average shares outstanding	1,615	1,641

Basic and diluted earnings per share	$0.17	$0.13

Recent Authoritative Accounting Guidance

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The ASU was adopted for the three months ended March 31, 2012. The adoption of this guidance did not materially impact the Company.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. On October 21, 2011, the FASB deferred the effective date of presentation requirements for classification adjustments. The adoption of this ASU for the three months ended March 31, 2012 resulted in adding separate Consolidated Statements of Comprehensive Income.

Note 2. Stock Conversion

On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the ESOP. The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 66,056 shares in the open market through March 31, 2012. The remaining 4,194 shares are expected to be purchased in the near term. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

SP Bancorp, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Voting rights are held and exercised exclusively by the stockholders of SP Bancorp, Inc. Deposit account holders of the Bank continue to be insured by the FDIC. A liquidation account was established in the amount of $17.0 million, which represented the Bank’s total equity capital as of March 31, 2010, the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

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

SP Bancorp, Inc. had repurchased 8,200 shares under the stock repurchase program through March 31, 2012.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Note 3. Securities

Securities have been classified in the consolidated balance sheets according to management’s intent. At March 31, 2012 and December 31, 2011, all of the Company’s securities were classified as available for sale. The amortized cost of securities and their approximate fair values at March 31, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

March 31, 2012:
Municipal securities	$4,249	$215	$—	$4,464
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	6,968	31	—	6,999
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	5,877	39	(53)	5,863

	$17,094	$285	$(53)	$17,326

December 31, 2011:
Municipal securities	$8,737	$385	$—	$9,122
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	12,809	26	(90)	12,745
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	3,228	5	(3)	3,230

	$24,774	$416	$(93)	$25,097

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

For the three months ended March 31, 2012, proceeds from sale of securities available for sale, gross gains and gross losses were $12,979, $401 and $81, respectively.

For the three months ended March 31, 2011, proceeds from sale of securities available for sale, gross gains and gross losses were $1,880, $28 and $0, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 were as follows:

	Number of Security	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
	Positions with Unrealized losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
March 31, 2012:
Mortgage-backed securities	3	3,545	(53)	—		3,545	(53)

	3	$3,545	$(53)	$—	$—	$3,545	$(53)

December 31, 2011:
Collateralized mortgage obligations	7	$10,019	$(90)	$—	$—	$10,019	$(90)
Mortgage-backed securities	1	970	(3)	—		970	(3)

	8	$10,989	$(93)	$—	$—	$10,989	$(93)

For all of the above securities available for sale, the gross unrealized losses are generally due to changes in interest rates. The gross unrealized losses were considered to be temporary as they reflected fair values on March 31, 2012 that are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities and it is more-likely-than-not that the Company will not be required to sell prior to anticipated recovery. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

The scheduled maturities of securities at March 31, 2012 and December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
After 5 years through 10 years	$—	$—	$—	$—
Due after 10 years	4,249	4,464	8,737	9,122

	4,249	4,464	8,737	9,122
Mortgage-backed securities and collateralized mortgage obligations	12,845	12,862	16,037	15,975

	$17,094	$17,326	$24,774	$25,097

Note 4. Loans and Allowance for Loan Losses

Loans at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Commercial business	$7,095	$6,986
Commercial real estate	41,348	38,348
One-to-four family	149,159	150,613
Home equity	9,418	9,612
Consumer	7,518	8,318

	214,538	213,877
Premiums, net	75	71
Deferred loan costs, net	549	494
Allowance for loan losses	(2,037)	(1,754)

	$213,125	$212,688

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Following is an age analysis of past due loans by loan class as of March 31, 2012 and December 31, 2011:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total
At March 31, 2012:
Past Due:
30-59 days	$—	$1,995	$1,500	$—	$31	$3,526
60-89 days	—	—	—	—	—	—
90 days or more	—	—	25	12	—	37

Total past due	—	1,995	1,525	12	31	3,563
Current	7,095	39,353	147,634	9,406	7,487	210,975

Total loans	$7,095	$41,348	$149,159	$9,418	$7,518	$214,538

At December 31, 2011
Past Due:
30-59 days	$—	$—	$2,457	$27	$16	$2,500
60-89 days	—	—	161	—	1	162
90 days or more	—	—	207	—	—	207

Total past due	—	—	2,825	27	17	2,869
Current	6,986	38,348	147,788	9,585	8,301	211,008

Total loans	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Following is a summary of loans by grade or classification as of March 31, 2012 and December 31, 2011:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total
At March 31, 2012:
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$7,095	$34,171	$146,823	$9,406	$7,484	$204,979
Special Mention	—	—	562	12	34	608
Substandard	—	7,177	1,774	—	—	8,951
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$7,095	$41,348	$149,159	$9,418	$7,518	$214,538

At December 31, 2011
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$6,986	$31,170	$148,433	$9,600	$8,281	$204,470
Special Mention	—	—	687	12	37	736
Substandard	—	7,178	1,493	—	—	8,671
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Impaired loans and nonperforming loans by loan class at March 31, 2012 and December 31, 2011 were summarized as follows:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total
At March 31, 2012:
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$—	$408	$—	$14	$422
Impaired loans with no allowance for loan losses	—	5,258	1,644	12	12	6,926

Total impaired loans	$—	$5,258	$2,052	$12	$26	$7,348

Unpaid principal balance of impaired loans	$—	$5,258	$2,052	$12	$26	$7,348
Allowance for loan losses on impaired loans	$—	$—	$112	$—	$5	$117
Average recorded investment in impaired loans	$—	$5,258	$1,904	$12	$28	$7,202

Nonperforming loans:
Nonaccrual loans	$—	$5,258	$25	$12	$—	$5,295
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included innonaccrual loans)	—	—	1,884	—	45	1,929

	$—	$5,258	$1,909	$12	$45	$7,224

At December 31, 2011
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$—	$16	$—	$15	$31
Impaired loans with no allowance for loan losses	—	5,258	1,741	12	15	7,026

Total impaired loans	$—	$5,258	$1,757	$12	$30	$7,057

Unpaid principal balance of impaired loans	$—	$5,258	$1,757	$12	$30	$7,057
Allowance for loan losses on impaired loans	$—	$—	$14	$—	$5	$19
Average recorded investment in impaired loans	$177	$5,319	$2,203	$101	$34	$7,834

Nonperforming loans:
Nonaccrual loans	$—	$—	$207	$—	$—	$207
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	5,258	1,497	—	64	6,819

	$—	$5,258	$1,704	$—	$64	$7,026

For the three months ended March 31, 2012 and 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $80 and $57, respectively. Interest income recognized on such loans for the three months ended March 31, 2012 and 2011 was $0 and $2, respectively. Interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011 was $39 and $156, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2012 and 2011 and total investment in loans at March 31, 2012, December 31, 2011 and March 31, 2011:

	Commercial	Commercial	One-to-Four	Home
	Business	Real Estate	Family	Equity	Consumer	Total
Three Months Ended March 31, 2012
Allowance for Loan Losses:
Balance, beginning of period	$130	$624	$778	$133	$89	$1,754
Provision for loan losses	8	94	430	(50)	5	487
Loans charged to the allowance	—	—	(199)	—	(8)	(207)
Recoveries of loans previously charged off	—	—	—	1	2	3

Balance, end of period	$138	$718	$1,009	$84	$88	$2,037

Ending balance: individually evaluated for impairment	$—	$—	$112	$—	$5	$117

Ending balance: collectively evaluated for impairment	$138	$718	$897	$84	$83	$1,920

At March 31, 2012:
Loans:
Ending balance	$7,095	$41,348	$149,159	$9,418	$7,518	$214,538

Ending balance individually evaluated for impairment	$—	$5,258	$2,052	$12	$26	$7,348

Ending balance collectively evaluated for impairment	$7,095	$36,090	$147,107	$9,406	$7,492	$207,190

At December 31, 2011:
Loans:
Ending balance	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

Ending balance individually evaluated for impairment	$—	$5,258	$1,757	$12	$30	$7,057

Ending balance collectively evaluated for impairment	$6,986	$33,090	$148,856	$9,600	$8,288	$206,820

Three Months Ended March 31, 2011:
Allowance for Loan Losses:
Balance, beginning of period	$131	$1,081	$736	$60	$128	$2,136
Provision for loan losses	45	31	65	9	(30)	120
Loans charged to the allowance	—	(467)	(20)	—	(16)	(503)
Recoveries of loans previously charged off	—	—	—	—	7	7

Balance, end of period	$176	$645	$781	$69	$89	$1,760

Ending balance: individually evaluated for impairment	$125	$136	$134	$16	$—	$411

Ending balance: collectively evaluated for impairment	$51	$509	$647	$53	$89	$1,349

At March 31, 2011:
Loans:
Ending balance	$3,309	$32,246	$139,816	$9,900	$9,508	$194,779

Ending balance individually evaluated for impairment	$125	$5,894	$1,556	$113	$36	$7,724

Ending balance collectively evaluated for impairment	$3,184	$26,352	$138,260	$9,787	$9,472	$187,055

The $367 increase in the provision for loan losses for the three months ended March 31, 2012 versus March 31, 2011 was primarily attributable an increase in the qualitative factors used to determine the general allowance for loan losses and an allowance allocated to one single-family loan, which was restructured during the three months ended March 31, 2012.

We establish an allocated allowance when loans are determined to be impaired, including troubled debt restructurings. The allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company has allocated allowance for loan losses of $103 and $5 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2012 and December 31, 2011.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

During the periods ended March 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from nine months to five years. Modifications involving an extension of the maturity date were for periods ranging from three months to five years.

Following is a summary of troubled debt restructurings during the three months ended March 31, 2012 and 2011 and loans that have been restructured during the previous twelve months that subsequently defaulted during the three months ended March 31, 2012 and 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Troubled debt restructurings during the three months ended March 31, 2012:
Number of contracts	—	—	1	—	—	1

Pre-restructuring outstanding recorded investment	$—	—	$392	—	—	392

Post-restructuring outstanding recorded investment	$—	—	$392	$—	—	392

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2012
Number of contracts	—	—	1	—	—	1

Recorded investment	$—	$—	$789	$—	$—	789

Troubled debt restructurings during the three months ended March 31, 2011:
Number of contracts	—	3	—	—	1	4

Pre-restructuring outstanding recorded investment	$—	$5,581	—	—	9	5,590

Post-restructuring outstanding recorded investment	$—	$5,251	—	—	9	5,260

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2011
Number of contracts	—	—	1	—	1	2

Recorded investment	$—	$—	$71	$—	$5	$76

The Bank originated $14,936 and $10,248 in loans during the three months ended March 31, 2012 and 2011, respectively, which were placed with various correspondent lending institutions. Proceeds on sales of these loans were $15,988 and $12,720 for the three months ended March 31, 2012 and 2011, respectively. Gains on sales of these loans were $367 and $223 for the three months ended March 31, 2012 and 2011, respectively. These loans were sold with servicing rights released.

Loans serviced for the benefit of others amounted to $3,243, $3,257 and $2,590 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Note 5. Borrowings

The Bank periodically borrows from the FHLB of Dallas. At March 31, 2012, the Bank had a total of nine such advances which totaled $9,043. These advances have various maturities ranging from November 19, 2012 through November 17, 2014 at interest rates from 1.96% to 3.09%.

At December 31, 2011, the Bank had a total of eleven such advances which totaled $25,978. These advances have various maturities ranging from January 27, 2012 through November 17, 2014 at interest rates from 0.14% to 3.09%.

These advances are secured by FHLB of Dallas stock, real estate loans and securities of $123,675 and $121,640, at March 31, 2012 and December 31, 2011, respectively. The Bank had remaining credit available under the FHLB advance program of $114,518 and $95,529 at March 31, 2012 and December 31, 2011, respectively.

Note 6. Income Taxes

The difference between the statutory rate of 34% and the effective tax rates of 22.9% and 27.9% for the three months ended March 31, 2012 and 2011, respectively, was primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.

There were no significant changes in deferred tax items during the three months ended March 31, 2012.

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

At March 31, 2012 and December 31, 2011, the approximate amounts of these financial instruments were as follows:

	March 31, 2012	December 31, 2011
Commitments to extend credit	$22,514	$21,568

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At March 31, 2012 and December 31, 2011, commitments to fund fixed rate loans of $9,965 and $9,239, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans, including unsecured loans, ranged from 3.50% to 17.90% at March 31, 2012 and from 3.49% to 17.90% at December 31, 2011.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

The Bank has not incurred any significant losses on its commitments in the three months ended March 31, 2012 or 2011. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of March 31, 2012 and December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

At March 31, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

The following table sets forth the Bank’s capital ratios as of March 31, 2012 and December 31, 2011:

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total capital to risk weighted assets	31,405	16.43%	15,290	8.00%	$19,113	10.00%
Tier 1 capital to risk weighted assets	29,368	15.37%	7,645	4.00%	11,468	6.00%
Tier 1 capital to assets	29,368	10.76%	10,920	4.00%	13,650	5.00%

As of December 31, 2011:
Tangible capital to tangible assets	29,319	10.75%	4,090	1.50%	N/A	N/A
Total capital to risk weighted assets	31,073	16.48%	15,081	8.00%	$18,852	10.00%
Tier 1 capital to risk weighted assets	29,319	15.55%	7,541	4.00%	11,311	6.00%
Tier 1 capital to assets	29,319	10.75%	10,905	4.00%	13,632	5.00%

The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OCC) at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Equity capital	$29,521	$29,533
Unrealized gains on securities, net	(153)	(214)

Tangible and Tier 1 capital	29,368	29,319
Allowance for loan losses	2,037	1,754

Total capital	$31,405	$31,073

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

The following table represents assets and liabilities reported on the consolidated balance sheet at their fair value as of March 31, 2012 and December 31, 2011 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured At Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$4,464	$—	$4,464	$—
Collateralized mortgage obligations	6,999	—	6,999	—
Mortgage-backed securities	5,863	—	5,863	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	294	—	—	294

December 31, 2011:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$9,122	$—	$9,122	$—
Collateralized mortgage obligations	12,745	—	12,745	—
Mortgage-backed securities	3,230	—	3,230	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	12	—	—	12
Other real estate owned	1,300		1,300

There were no transfers between Level 1 and Level 2 categorizations for the periods presented.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. Other real estate owned is initially recorded at fair value less estimated costs of disposal, which establishes a new cost basis. At December 31, 2011, an adjustment of $200 was recorded to write-down one commercial property included in other real estate owned to its fair value less estimated selling costs. There were no adjustments made to value other real estate owned during the three months ended March 31, 2012. Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or level 3 inputs based on customized discounting.

For the three months ended March 31, 2012 and for the year ended December 31, 2011, impaired loans (with allocated allowance for losses) with principal balances of $392 and $31, respectively, had additional provisions for losses of $98 and $19, respectively.

There were no transfers into or out of Level 3 categorization for the periods presented.

For Level 3 financial and nonfinancial assets measured at fair value on a non-recurring basis at March 31, 2012, the significant unobservable inputs used in the fair value measurements are follows:

Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans	$294	Collateral method	Adjustments for selling costs	N/A

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

Note 10. Disclosure About the Fair Value of Financial Instruments

The carrying amount, estimated fair value and the financial hierarchy of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows:

			Fair Value Measurements at Reporting Date Using
	March 31,		Quoted Prices in	Significant Other	Significant
	2012		Active Markets for	Observable	Unobservable
	Carrying Amount	Estimated Fair Value	Identical Assets	Inputs	Inputs
			(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$19,634	$19,634	19,634	—	—
Securities available for sale	17,326	17,326	—	17,326	—
Fixed annuity investment	1,188	1,188	—	1,188	—
Restricted stock	1,662	1,662	—	1,662	—
Loans and loans held for sale	217,324	216,758	—	216,452	306
Accrued interest receivable	790	790	—	790
Financial liabilities:
Deposit accounts	229,018	225,169	—	225,169	—
Accrued interest payable	27	27	—	27	—
Borrowings	9,043	9,331	—	9,331	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—

			Fair Value Measurements at Reporting Date Using

	December 31,		Quoted Prices in	Significant Other	Significant
	2011		Active Markets for	Observable	Unobservable
	Carrying Amount	Estimated Fair Value	Identical Assets	Inputs	Inputs
			(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$9,928	$9,928	9,928	—	—
Securities available for sale	25,097	25,097	—	25,097	—
Fixed annuity investment	1,176	1,176	—	1,176	—
Restricted stock	2,020	2,020	—	2,020	—
Loans and loans held for sale	217,572	217,829	—	217,817	12
Accrued interest receivable	961	961	—	961	—
Financial liabilities:
Deposit accounts	211,934	208,744	—	208,744	—
Accrued interest payable	29	29	—	29	—
Borrowings	25,978	26,299	—	26,299	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(In thousands)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at March 31, 2012 and for the three months ended March 31, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Overview

On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”). The Bank’s ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 66,056 in the open market through March 31, 2012. The remaining 4,194 shares are expected to be purchased in the near term.

At March 31, 2012, we had total assets of $273.2 million, compared to $273.0 million at December 31, 2011. This increase was primarily the result of an increase in cash and cash equivalents, partially offset by a decline in securities.

During the three months ended March 31, 2012, we had net income of $279,000, compared to a net income of $217,000 for the three months ended March 31, 2011. Higher net income resulted from higher net interest income and noninterest income, partially offset by higher noninterest expense and provision for loan losses.

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we incur on our deposits and, to a lesser extent, our borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, commissions, gain on sales of securities and loans and other income. Our noninterest expense consists primarily of compensation and benefits, occupancy costs, equipment expense, data processing, ATM expense, professional and outside services, FDIC insurance assessments, marketing and income tax expense.

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

Critical Accounting Policies. There are no material changes to the critical accounting policies disclosed in SP Bancorp, Inc.’s Form 10-K dated December 31, 2011, as filed on March 30, 2012 with the Securities and Exchange Commission.

Economy. Like the national economy, the Texas economy has been weak, but the Texas unemployment rate has been below the national rate for several months. The Dallas-Fort Worth Metroplex unemployment rate was 7.1% in February 2012, compared to 8.1% in February 2011. The state’s seasonally adjusted unemployment rate decreased from 8.1% in March 2011 to 7.0% in March 2012, and the corresponding U.S. rate decreased from 8.9% to 8.2% during the same period.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Summary of Selected Balance Sheet Data.

(Dollars in thousands)	March 31, 2012	December 31, 2011	Increase (Decrease)	% Change
Total assets	$273,169	$272,959	$210	0.08%
Total cash and cash equivalents	19,634	9,928	9,706	97.76
Securities available for sale, at fair value	17,326	25,097	(7,771)	(30.96)
Loans held for sale	4,199	4,884	(685)	(14.03)
Loans, net	213,125	212,688	437	0.21
Other real estate owned	2,024	1,824	200	10.96
Premises and equipment, net	4,275	4,346	(71)	(1.63)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,662	2,020	(358)	(17.72)
Bank-owned life insurance	6,249	6,193	56	0.90
Other assets (1)	4,674	5,979	(1,305)	(21.83)
Deposits	229,018	211,934	17,084	8.06
Borrowings	9,043	25,978	(16,935)	(65.19)
Stockholders’ equity	32,947	33,127	(180)	(0.54)

1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets remained virtually unchanged and were $273.2 million at March 31, 2012. Proceeds from sale of securities were temporarily reinvested in cash and cash equivalents. Customer deposits were used to repay maturing FHLB advances.

Net loans increased slightly to $213.1 million at March 31, 2012, as loan originations were marginally higher than loan collections.

Deposits increased primarily from deposit inflows from existing customers.

Stockholders’ equity decreased slightly primarily as a result of repurchases of common stock of $98,000 and ESOP shares purchased in the open market of $320,000, partially offset by net income of $279,000 for the three months ended March 31, 2012.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. We recorded net income of $279,000 for the three months ended March 31, 2012, compared to net income of $217,000 for the same period last year. Net interest income increased by $217,000 to $2.5 million for the three months ended March 31, 2012 from $2.3 million for the three months ended March 31, 2011 and noninterest income increased by $409,000, which was partially offset by a higher provision for loan losses of $367,000 and noninterest expense of $198,000.

Summary of Net Interest Income.

	XX,XXXXX	XX,XXXXX	XX,XXXXX	XX,XXXXX
	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Interest income:
Interest and fees on loans	$2,772	$2,618	$154	5.88%
Securities—taxable	38	80	(42)	(52.50)
Securities—nontaxable	50	34	16	47.06
Other interest—earning assets	32	22	10	45.45

Total interest income	2,892	2,754	138	5.01

Interest expense:
Savings deposits	13	20	(7)	(35.00)
Money market	21	41	(20)	(48.78)
Demand deposit account	17	27	(10)	(37.04)
Certificates of deposit	234	251	(17)	(6.77)

Total deposits	285	339	(54)	(15.93)
Borrowings	87	112	(25)	(22.32)

Total interest expense	372	451	(79)	(17.52)

Net interest income	$2,520	$2,303	$217	9.42%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	Three Months Ended March 31,		Increase
	2012	2011	(decrease)
Loans	5.12%	5.37%	(0.25)%
Securities—taxable	1.09%	1.64%	(0.55)
Securities—nontaxable	3.37%	3.63%	(0.26)
Other interest—earning assets	0.54%	0.62%	(0.08)

Total interest-earning assets	4.44%	4.73%	(0.29)

Savings deposits	0.15%	0.25%	(0.10)
Money market	0.22%	0.42%	(0.20)
Demand deposit account	0.13%	0.21%	(0.08)
Certificates of deposit	1.30%	1.64%	(0.34)
Total deposits	0.58%	0.74%	(0.16)
Borrowings	1.18%	2.80%	(1.62)

Total interest-bearing liabilities	0.66%	0.90%	(0.24)

Net interest rate spread	3.78%	3.83%	(0.05)
Net interest margin	3.87%	3.96%	(0.09)%

Average Balances

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Loans	$216,515	$195,082	$21,433	10.99%
Securities—taxable	13,982	19,474	(5,492)	(28.20)
Securities—nontaxable	5,935	3,745	2,190	58.48
Other interest—earning assets	23,941	14,484	9,457	65.29

Total interest-earning assets	260,373	232,785	27,588	11.85

Savings deposits	34,159	31,544	2,615	8.29
Money market	37,945	39,459	(1,514)	(3.84)
Demand deposit account	52,992	51,886	1,106	2.13
Certificates of deposit	72,139	61,274	10,865	17.73

Total deposits	197,235	184,163	13,072	7.10
Borrowings	29,453	15,982	13,471	84.29

Total interest-bearing liabilities	226,688	200,145	26,543	13.26

Net interest-earning assets	$33,685	$32,640	$1,045	3.20%

Interest Income. Interest income increased primarily due to our growth in loans, our highest earning asset.

Interest income and fees on loans increased as the increase in the average balance of loans more than offset a decrease in the average yield on our loans. The average yield on our loan portfolio decreased, reflecting a lower market interest rate environment.

Interest income on taxable securities decreased from a decline in the average balance and average yield of our taxable securities. The decline in the average yield on our taxable securities portfolio resulted from lower market interest rates.

Interest Expense. Interest expense decreased as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of certificates of deposit, and to a lesser extent, non-maturity deposits, reflecting our successful marketing efforts.

During the March 2012 quarter, we utilized deposits and overnight and short-term advances to fund loans.

Net Interest Income. Net interest income increased as our net interest-earning assets increased. In contrast, our net interest rate spread decreased to 3.78% from 3.83%, and we experienced a 9 basis point decrease in our net interest margin to 3.87% from 3.96% due to an increase in nonaccrual loans.

Provision for Loan Losses. We recorded a provision for loan losses of $487,000 for the three months ended March 31, 2012, compared to $120,000 for the same period in 2011. The increase in the provision for loan losses was primarily attributable to an increase in the qualitative factors used to determine the general allowance for loan losses and an allowance allocated to one single-family loan, which was restructured during the three months ended March 31, 2012.

Summary of Noninterest Income.

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Noninterest income:
Service charges	$294	$320	$(26)	(8.13	) %
Gain on sale of securities available for sale	320	28	292	1,042.86
Gain on sale of mortgage loans	367	223	144	64.57
Increase in cash surrender value of BOLI	56	17	39	229.41
Other	65	105	(40)	(38.10)

Total noninterest income	$1,102	$693	$409	59.02%

Noninterest Income. Noninterest income increased primarily due to gains on sale of securities available for sale and mortgage loans. Gains on sale of securities are not stable sources of income and there is no assurance that the Company will generate such gains in the future. Our origination, sale and resulting gains on one-to-four family residential loans in the secondary market is dependent upon relative customer demand, which is affected by current and anticipated market interest rates.

Service charges decreased as a result of lower NSF charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income decreased due primarily to lower fees from sales of investment and insurance products.

Summary of Noninterest Expense.

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Noninterest expense:
Compensation and benefits	$1,448	$1,286	$162	12.60%
Occupancy costs	255	269	(14)	(5.20)
Equipment expense	65	69	(4)	(5.80)
Data processing expense	134	115	19	16.52
ATM expense	96	91	5	5.49
Professional and outside services	337	232	105	45.26
Stationery and supplies	30	38	(8)	(21.05)
Marketing	54	44	10	22.73
FDIC insurance assessments	46	92	(46)	(50.00)
Operations from OREO	31	102	(71)	(69.61)
Other	277	237	40	16.88

Total noninterest expense	$2,773	$2,575	$198	7.69%

Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, data processing expense, professional and outside services, and other noninterest expense, partially offset by lower costs from operations from OREO and FDIC insurance assessments.

Compensation and benefits increased due to higher salary levels and mortgage commission expense, and additional personnel associated with the mortgage warehouse business. Data processing expense increased primarily as a result of higher data processing software related maintenance expenses. Professional and outside services reflects higher outside information technology (“IT”) costs and expenses associated with the Company’s public filing requirements with the SEC, partially offset by lower outside consultant fees incurred for general corporate purposes. During the three months ended March 31, 2011, the IT services were performed internally by one employee. FDIC insurance assessments decreased due to a lower insurance assessment rate. Operations from OREO decreased due to a greater degree of various holding costs related to other real estate owned in 2011. During late March 2012, the Bank experienced a fraudulent wire transfer from a customer’s account. The Company has accrued and expensed the $50,000 deductible under its insurance policy and expects no other losses related to this incident.

Income Tax Expense. We recorded income tax expense of $83,000 for the three months ended March 31, 2012, compared to income tax expense of $84,000 for the same period in 2011. Our effective tax rate was 22.9% for the three months ended March 31, 2012, compared to 27.9% for the three months ended March 31, 2011. The decrease in the effective tax rate was primarily attributable to certain factors, including permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.

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

	For the Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans, net	$216,515	$2,772	5.12%	$195,082	$2,618	5.37%
Taxable investment securities	13,982	38	1.09%	19,474	80	1.64%
Nontaxable investment securities	5,935	50	3.37%	3,745	34	3.63%
Total other interest earning assets	22,212	30	0.54%	13,531	21	0.62%
FHLB of Dallas stock	1,729	2	0.46%	953	1	0.42%

Total interest-earning assets	260,373	2,892	4.44%	232,785	2,754	4.73%
Non-interest-earning assets	17,277			11,763

Total assets	$277,650			$244,548

Interest-bearing liabilities:
Savings deposits	$34,159	$13	0.15%	$31,544	$20	0.25%
Money market	37,945	21	0.22%	39,459	41	0.42%
Demand deposit accounts	52,992	17	0.13%	51,886	27	0.21%
Certificates of deposit	72,139	234	1.30%	61,274	251	1.64%

Total deposits	197,235	285	0.58%	184,163	339	0.74%
Borrowings	29,453	87	1.18%	15,982	112	2.80%

Total interest-bearing liabilities	226,688	372	0.66%	200,145	451	0.90%
Non-interest-bearing liabilities	17,732			12,080

Total liabilities	244,420			212,225
Equity	33,230			32,323

Total liabilities and equity	$277,650			$244,548

Net interest income		$2,520			$2,303

Net interest rate spread (2)			3.78%			3.83%
Net interest-earning assets (3)	$33,685			$32,640

Net interest margin (4)			3.87%			3.96%
Average interest-earning assets to interest-bearing liabilities			114.86%			116.31%

(1)	Yields and rates for the three months ended March 31, 2012 and 2011 are annualized.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2012, our liquidity ratio averaged 15.0%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $19.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $17.3 million at March 31, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.

At March 31, 2012, we had $22.5 million in loan commitments outstanding, including $18.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2012 totaled $38.8 million, or 16.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the three months ended March 31, 2012 and 2011 we originated $50.3 million and $30.2 million of loans, including unfunded commitments, respectively. We purchased $5.6 million and $5.8 million of securities during the three months ended March 31, 2012 and 2011, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $17.1 million and $20.6 million for the three months ended March 31, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Borrowings decreased by $17.0 million and $3,000 for the three months ended March 31, 2012 and 2011, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased $17.0 million to $9.0 million at March 31, 2012. At March 31, 2012, we had remaining credit available under the FHLB of Dallas program of $114.5 million.

SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, SharePlus Federal Bank exceeded all regulatory capital requirements. SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See Note 8 — Regulatory Capital of the notes to the consolidated financial statements.

Nonperforming Assets

Nonperforming Loans. At March 31, 2012, our nonaccrual loans totaled $5.3 million. The non-accrual loans consisted of three single-family residential loans totaling $37,000 with no allocated allowances, and three commercial real estate loans totaling $5.2 million with no allocated allowances. Two of the commercial real estate loans totaling $3.3 million remained current at March 31, 2012.

For the three months ended March 31, 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $80,000. Interest income recognized on such loans for the three months ended March 31, 2012 was $0.

At March 31, 2012, we had a total of 12 loans that were not currently classified as non-accrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings. Two of these loans are automobile loans with an aggregate principal balance of $6,000 and were made to individuals who declared personal bankruptcy. Nine of these loans, with an aggregate balance of $427,000 are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a commercial real estate loan totaling $1.9 million impacted by slow leasing activity and rental rates below original projections at the time of origination. This loan is current and continues to maintain significant interest reserves at the Bank.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At March 31, 2012, we had $1.9 million of troubled debt restructurings (not included in nonaccrual loans) related to 8 consumer loans totaling $45,000 and six residential loans totaling $1.8 million. Of this $1.9 million in troubled debt restructurings (not included in nonaccrual loans), four loans totaling $1.0 million were past due between 30-89 days.

Other Real Estate Owned. At March 31, 2012, we had $2.0 million in other real estate owned, consisting of commercial real estate.

Classification of Assets. Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of March 31, 2012, we had $608,000 of assets designated as special mention with an allocated allowance of $5,000.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide a specific allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at March 31, 2012, substandard assets consisted of loans of $9.0 million with an allocated allowance of $112,000 and other real estate owned of $2.0 million. There were no doubtful or loss assets at March 31, 2012.

As of March 31, 2012, our largest substandard asset was a $2.0 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas. The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 and the loan to value was 47% at the time the loan was originated. We identified the loan as special mention in December 2009, recognizing the source of repayment through timely sale of the land had been significantly extended. The loan was further classified to substandard in March 2010 as market conditions, in management’s opinion, had not significantly improved. In February 2011, the loan maturity was extended from February 2013 to February 2015. In exchange the borrower made a principal reduction of $105,000. The Bank subsequently reduced the interest rate to 6% fixed with interest payable quarterly. The Bank’s strategy for the extended maturity was to reduce the principal balance, reduce exposure and allow for additional time to either sell or refinance the property. The Bank had the property appraised again in December 2011. The appraised value was $2.3 million resulting in a loan to value of 87%. In February 2012, the borrower missed his quarterly payment and this loan was placed on non-accrual. The Bank remains in discussion with the borrower, who has not yet decided whether he will bring the loan current or concede foreclosure. The Bank is currently investigating marketing options in the event of that outcome.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) allocated allowances for impaired loans; and (2) a general valuation allowance for non-impaired loans. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Allocated Allowances for Impaired Loans. We establish an allocated allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on Non-impaired Loans. We establish a general allowance for non-impaired loans to recognize the inherent and probable losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience for the last three years, adjusted for qualitative factors that could impact the allowance for loan losses. These qualitative factors may include changes in lending policies and procedures, existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for loan losses increased $283,000, or 16.1%, to $2.0 million at March 31, 2012 from $1.8 million at December 31, 2011. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, increased to 0.93% at March 31, 2012 as compared to 0.80% at December 31, 2011. The allowance for loan losses as a percentage of nonperforming loans increased to 28.20% at March 31, 2012 from 24.96% at December 31, 2011. The increase was attributable primarily to an increase in the qualitative factors used to determine the general allowance for loan losses and an allowance allocated to one single-family loan, which was restructured during the three months ended March 31, 2012.

Substandard loans increased slightly to $9.0 million at March 31, 2012 from $8.7 million at December 31, 2011. Nonperforming loans, including troubled debt restructurings not included in nonaccrual loans, increased slightly to $7.2 million at March 31, 2012 from $7.0 million at December 31, 2011. Nonperforming loans are evaluated to determine impairment.

Impaired loans with valuation allowances were $422,000 at March 31, 2012, and the related valuation allowance for loan losses was $117,000. Impaired loans without specific valuation allowances were $6.9 million at March 31, 2012.

To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2012 and December 31, 2011.

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

There were no changes in our nonaccrual or charge-off policies during the three months ended March 31, 2012 or 2011. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 7 – Financial Instruments with Off-Balance Sheet Risk of the notes to the consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs)
February 27, 2012 through February 29, 2012	—	$—	—	86,250
March 1, 2012 through March 31, 2012	8,200	$11.99	8,200	78,050

Total	8,200	$11.99	8,200

On February 27, 2012, the Board of Directors authorized the Company’s first stock repurchase program of 86,250 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

SP BANCORP, INC.

Date: May 14, 2012	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: May 14, 2012	/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer