Form 10-Q
period 2012-06-30
SP Bancorp, Inc.
filed 2012-08-13
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of August 3, 2012 were 1,694,050.

SP Bancorp, Inc.

FORM 10-Q

SP Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
ASSETS	2012	2011
Cash and due from banks	$3,208	$2,978
Federal funds sold	3,725	6,950

Total cash and cash equivalents	6,933	9,928
Securities available for sale (amortized cost of $16,082 at June 30, 2012 and $24,774 at December 31, 2011)	16,296	25,097
Fixed annuity investment	1,199	1,176
Loans held for sale	9,938	4,884
Loans, net of allowance for losses of $2,186 at June 30, 2012 and $1,754 at December 31, 2011	218,485	212,688
Accrued interest receivable	747	961
Other real estate owned (“OREO”)	1,756	1,824
Premises and equipment, net	4,300	4,346
Federal Home Loan Bank (“FHLB”) stock and other restricted stock, at cost	1,315	2,020
Bank-owned life insurance (“BOLI”)	7,307	6,193
Deferred tax assets	547	509
Other assets	1,906	3,333

Total assets	$270,729	$272,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$21,566	$8,898
Interest-bearing	204,831	203,036

Total deposits	226,397	211,934
Borrowings	9,045	25,978
Accrued interest payable	27	29
Other liabilities	2,334	1,891

Total liabilities	237,803	239,832

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 1,699,800 and 1,725,000 shares issued and outstanding, respectively	17	17
Additional paid-in capital	15,032	15,278
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,353)	(1,018)
Retained earnings - substantially restricted	19,089	18,636
Accumulated other comprehensive income	141	214

Total stockholders’ equity	32,926	33,127

Total liabilities and stockholders’ equity	$270,729	$272,959

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$2,817	$2,571	$5,589	$5,189
Securities - taxable	45	119	83	199
Securities - nontaxable	26	36	76	70
Other interest - earning assets	35	32	67	54

Total interest income	2,923	2,758	5,815	5,512

Interest expense:
Deposit accounts	289	365	574	704
Borrowings	83	113	170	225

Total interest expense	372	478	744	929

Net interest income	2,551	2,280	5,071	4,583
Provision for loan losses	215	291	702	411

Net interest income after provision for loan loss	2,336	1,989	4,369	4,172

Noninterest income:
Service charges	274	314	568	634
Gain on sale of securities available for sale	180	174	500	202
Gain on sale of mortgage loans	512	306	879	529
Increase in cash surrender value of BOLI	57	59	113	76
Other	101	32	166	137

Total noninterest income	1,124	885	2,226	1,578

Noninterest expense:
Compensation and benefits	1,512	1,317	2,960	2,603
Occupancy costs	241	257	496	526
Equipment expense	59	62	124	131
Data processing expense	136	123	270	238
ATM expense	60	97	156	188
Professional and outside services	341	291	678	523
Stationery and supplies	21	28	51	66
Marketing	56	44	110	88
FDIC insurance assessments	53	78	99	170
Provision for losses on OREO	244	—	244	—
Operations from OREO	35	29	66	131
Other	401	266	678	503

Total noninterest expense	3,159	2,592	5,932	5,167

Income before income tax expense	301	282	663	583
Income tax expense	66	64	149	148

Net income	$235	$218	$514	$435

Basic and diluted earnings per share	$0.15	$0.13	$0.32	$0.27

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Other comprehensive income, before tax:
Net change in unrealized gains on available for sale securities	$391	$274
Reclassification adjustment for gain on sale of securities available for sale	(500)	(202)

Other comprehensive (loss) income before tax	(109)	72
Income tax benefit (expense)	36	(26)

Other comprehensive (loss) income, net of tax	(73)	46
Net income	514	435

Comprehensive income	$441	$481

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$17	$15,290	$(817)	$17,701	$(87)	$32,104
Additional stock issuance costs	—	(15)	—	—	—	(15)
ESOP shares purchased in open market	—	—	(102)	—	—	(102)
ESOP shares allocated	—	3	21	—	—	24
Net income	—	—	—	435	—	435
Unrealized gain on securities available for sale, net of tax of $99	—	—	—	—	175	175
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of ($73)	—	—	—	—	(129)	(129)

Balance, June 30, 2011	$17	$15,278	$(898)	$18,136	$(41)	$32,492

Balance, December 31, 2011	$17	$15,278	$(1,018)	$18,636	$214	$33,127
ESOP shares purchased in the open market	—	—	(373)	—	—	(373)
ESOP shares allocated	—	5	38	—	—	43
Net income	—	—	—	514	—	514
Unrealized gain on securities available for sale, net of tax of $129	—	—	—	—	262	262
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of ($165)	—	—	—	—	(335)	(335)
Repurchase of common stock	—	(251)	—	(61)	—	(312)

Balance, June 30, 2012	$17	$15,032	$(1,353)	$19,089	$141	$32,926

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$514	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	179
Amortization of premiums on securities	243	244
ESOP expense	43	24
Provision for loan losses	702	411
Provision for losses on OREO	244	—
Gain on sale of securities available for sale	(500)	(202)
Gain on sale of mortgage loans	(879)	(529)
Proceeds from sale of mortgage loans	31,516	22,697
Loans originated for sale	(35,691)	(21,089)
Increase in cash surrender value of BOLI	(113)	(76)
Decrease (increase) in accrued interest receivable	214	(46)
Decrease (increase) in other assets and deferred tax assets	1,424	(381)
(Increase) in fixed annuity investment	(23)	(22)
Increase in accrued interest payable and other liabilities	441	34

Net cash (used in) provided by operating activities	(1,722)	1,679

Cash flows from investing activities:
Purchase of securities available for sale	(7,332)	(20,147)
Maturities, calls and principal pay downs on securities available for sale	1,015	3,842
Proceeds from sale of securities available for sale	15,266	16,027
Redemptions (purchases) of FHLB stock	705	(2)
Originations, net of loan repayments	(6,499)	(6,934)
Additions to other real estate owned	(176)	—
Purchases of premises and equipment	(97)	(52)
Purchase of BOLI	(1,000)	(6,000)

Net cash provided by (used in) investing activities	1,882	(13,266)

Cash flows from financing activities:
Net increase in deposit accounts	14,463	26,769
Repayment of FHLB advances, net	(16,933)	(4)
ESOP shares purchased	(373)	(102)
Conversion costs	—	(15)
Repurchase of common stock	(312)	—

Net cash (used in) provided by financing activities	(3,155)	26,648

Net (decrease) increase in cash and cash equivalents	(2,995)	15,061
Cash and cash equivalents at beginning of period	9,928	11,814

Cash and cash equivalents at end of period	$6,933	$26,875

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$31	$377

Interest expense paid	$746	$917

Noncash transactions:
Transfers of loans to other real estate owned	$—	$1,783

Transfers of loans held for portfolio to loans held for sale	$—	$1,459

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

Interim Financial Statements

The financial statements of the Company at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited. However, in management’s opinion, the interim data at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Subsequent Events

Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure, except as discussed in Note 11 to Consolidated Financial Statements.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Basic and Diluted Earnings Per Share

Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$235	$218	$514	$435

Weighted-average shares outstanding (in 000s)	1,565	1,640	1,597	1,640

Basic and diluted earnings per share	$0.15	$0.13	$0.32	$0.27

Recent Authoritative Accounting Guidance

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The ASU was adopted for the three and six months ended June 30, 2012. The adoption of this guidance did not materially impact the Company.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. On October 21, 2011, the FASB deferred the effective date of presentation requirements for classification adjustments. The adoption of this ASU resulted in adding separate Consolidated Statements of Comprehensive Income.

Note 2. Stock Conversion

On October 29, 2010, Share Plus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the ESOP. The ESOP purchased 67,750 shares in the offering and 70,250 shares in the open market. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from suspense, the Bank recognizes compensation expense equal to the fair value of the ESOP shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.

SP Bancorp, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Voting rights are held and exercised exclusively by the stockholders of SP Bancorp, Inc. Deposit account holders of the Bank continue to be insured by the FDIC. A liquidation account was established in the amount of $17.0 million, which represented the Bank’s total equity capital as of

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

SP Bancorp, Inc. had repurchased 25,200 shares under the stock repurchase program through June 30, 2012.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 3. Securities

Securities have been classified in the consolidated balance sheets according to management’s intent. At June 30, 2012 and December 31, 2011, all of the Company’s securities were classified as available for sale. The amortized cost of securities and their approximate fair values at June 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2012:
Municipal securities	$2,136	$97	$—	$2,233
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	6,611	9	—	6,620
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	7,335	108	—	7,443

	$16,082	$214	$—	$16,296

December 31, 2011:
Municipal securities	$8,737	$385	$—	$9,122
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	12,809	26	(90)	12,745
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	3,228	5	(3)	3,230

	$24,774	$416	$(93)	$25,097

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans.

For the six months ended June 30, 2012, proceeds from sale of securities available for sale, gross gains and gross losses were $15,266, $581 and $81, respectively.

For the six months ended June 30, 2011, proceeds from sale of securities available for sale, gross gains and gross losses were $16,027, $202 and $0, respectively.

There were no gross unrealized losses at June 30, 2012.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at December 31, 2011 were as follows:

	Number of Security Positions with Unrealized losses	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
		Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2011:
Collateralized mortgage obligations	7	$10,019	$(90)	$—	$—	$10,019	$(90)
Mortgage-backed securities	1	970	(3)	—	—	970	(3)

	8	$10,989	$(93)	$—	$—	$10,989	$ (93)

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

The scheduled maturities of securities at June 30, 2012 and December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
After 5 years through 10 years	$—	$—	$—	$—
Due after 10 years	2,136	2,233	8,737	9,122

	2,136	2,233	8,737	9,122
Mortgage-backed securities and collateralized mortgage obligations	13,946	14,063	16,037	15,975

	$16,082	$16,296	$24,774	$25,097

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 4. Loans and Allowance for Loan Losses

Loans at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Commercial business	$8,147	$6,986
Commercial real estate	42,061	38,348
One-to-four family	153,731	150,613
Home equity	9,305	9,612
Consumer	6,825	8,318

	220,069	213,877
Premiums, net	72	71
Deferred loan costs, net	530	494
Allowance for loan losses	(2,186)	(1,754)

	$218,485	$212,688

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Following is an age analysis of past due loans by loan class as of June 30, 2012 and December 31, 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
At June 30, 2012:
Past Due:
30-59 days	$—	$296	$1,364	$—	$10	$1,670
60-89 days	—	—	148	—	1	149
90 days or more	—	—	—	—	—	—

Total past due	—	296	1,512	—	11	1,819
Current	8,147	41,765	152,219	9,305	6,814	218,250

Total loans	$8,147	$42,061	$153,731	$9,305	$6,825	$220,069

At December 31, 2011
Past Due:
30-59 days	$—	$—	$2,457	$27	$16	$2,500
60-89 days	—	—	161	—	1	162
90 days or more	—	—	207	—	—	207

Total past due	—	—	2,825	27	17	2,869
Current	6,986	38,348	147,788	9,585	8,301	211,008

Total loans	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Following is a summary of loans by grade or classification as of June 30, 2012 and December 31, 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
At June 30, 2012:
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$8,147	$34,943	$150,584	$9,296	$6,796	$209,766
Special Mention	—	—	558	9	28	595
Substandard	—	7,118	2,589	—	1	9,708
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$8,147	$42,061	$153,731	$9,305	$6,825	$220,069

At December 31, 2011
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$6,986	$31,170	$148,433	$9,600	$8,281	$204,470
Special Mention	—	—	687	12	37	736
Substandard	—	7,178	1,493	—	—	8,671
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Impaired loans and nonperforming loans by loan class at June 30, 2012 and December 31, 2011 were summarized as follows:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
At June 30, 2012:
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$1,463	$392	$—	$13	$1,868
Impaired loans with no allowance for loan losses	—	3,734	1,540	—	10	5,284

Total impaired loans	$—	$5,197	$1,932	$—	$23	$7,152

Unpaid principal balance of impaired loans	$—	$5,197	$1,932	$—	$23	$7,152
Allowance for loan losses on impaired loans	$—	$130	$98	$—	$4	$232
Average recorded investment in impaired loans	$—	$5,237	$1,914	$8	$26	$7,185

Nonperforming loans:
Nonaccrual loans	$—	$5,197	$1,715	$—	$13	$6,925
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	—	208	—	21	229

	$—	$5,197	$1,923	$—	$34	$7,154

At December 31, 2011
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$—	$16	$—	$15	$31
Impaired loans with no allowance for loan losses	—	5,258	1,741	12	15	7,026

Total impaired loans	$—	$5,258	$1,757	$12	$30	$7,057

Unpaid principal balance of impaired loans	$—	$5,258	$1,757	$12	$30	$7,057
Allowance for loan losses on impaired loans	$—	$—	$14	$—	$5	$19
Average recorded investment in impaired loans	$177	$5,319	$2,203	$101	$34	$7,834

Nonperforming loans:
Nonaccrual loans	$—	$—	$207	$—	$—	$207
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	5,258	1,497	—	64	6,819

	$—	$5,258	$1,704	$—	$64	$7,026

For the six months ended June 30, 2012 and 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $207 and $149, respectively. Interest income recognized on such loans for the six months ended June 30, 2012 and 2011 was $148 and $30, respectively. Interest income recognized on impaired loans for the six months ended June 30, 2012 and 2011 was $145 and $30, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Following is a summary of the activity in the allowance for loan losses by loan class for the six months ended June 30, 2012 and 2011 and total investment in loans at June 30, 2012, December 31, 2011 and June 30, 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Six Months Ended June 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$130	$624	$778	$133	$89	$1,754
Provision for loan losses	63	350	329	(15)	(25)	702
Loans charged to the allowance	—	—	(240)	(28)	(11)	(279)
Recoveries of loans previously charged off	—	—	1	1	7	9

Balance, end of period	$193	$974	$868	$91	$60	$2,186

Ending balance: individually evaluated for impairment	$—	$130	$98	$—	$4	$232

Ending balance: collectively evaluated for impairment	$193	$844	$770	$91	$56	$1,954

At June 30, 2012:
Loans:
Ending balance	$8,147	$42,061	$153,731	$9,305	$6,825	$220,069

Ending balance individually evaluated for impairment	$—	$5,197	$1,932	$—	$23	$7,152

Ending balance collectively evaluated for impairment	$8,147	$36,864	$151,799	$9,305	$6,802	$212,917

At December 31, 2011:
Loans:
Ending balance	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

Ending balance individually evaluated for impairment	$—	$5,258	$1,757	$12	$30	$7,057

Ending balance collectively evaluated for impairment	$6,986	$33,090	$148,856	$9,600	$8,288	$206,820

Six Months Ended June 30, 2011:
Allowance for Loan Losses:
Balance, beginning of period	$131	$1,081	$736	$60	$128	$2,136
Provision for loan losses	51	112	254	10	(16)	411
Loans charged to the allowance	(125)	(467)	(73)	—	(31)	(696)
Recoveries of loans previously charged off	—	—	—	—	8	8

Balance, end of period	$57	$726	$917	$70	$89	$1,859

Ending balance: individually evaluated for impairment	$—	$218	$260	$16	$—	$494

Ending balance: collectively evaluated for impairment	$57	$508	$657	$54	$89	$1,365

At June 30, 2011:
Loans:
Ending balance	$3,594	$31,522	$141,029	$10,117	$9,319	$195,581

Ending balance individually evaluated for impairment	$319	$5,789	$3,010	$112	$23	$9,253

Ending balance collectively evaluated for impairment	$3,275	$25,733	$138,019	$10,005	$9,296	$186,328

The $291 increase in the provision for loan losses for the six months ended June 30, 2012 versus June 30, 2011 was primarily attributable to an increase in the loss experience factors used to determine the general allowance for loan losses.

We establish an allocated allowance when loans are determined to be impaired, including troubled debt restructurings. The allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company has allocated allowance for loan losses of $232 and $5 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2012 and December 31, 2011.

During the periods ended June 30, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from nine months to five years. Modifications involving an extension of the maturity date were for periods ranging from three months to five years.

Following is a summary of troubled debt restructurings during the six months ended June 30, 2012 and 2011 and loans that have been restructured during the previous twelve months that subsequently defaulted during the six months ended June 30, 2012 and 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Troubled debt restructurings during the six months ended June 30, 2012:
Number of contracts	—	—	1	—	—	1

Pre-restructuring outstanding recorded investment	$—	$—	$392	$—	$—	$392

Post-restructuring outstanding recorded investment	$—	$—	$392	$—	$—	$392

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the six months ended June 30, 2012
Number of contracts	—	—	3	—	—	3

Recorded investment	$—	$—	$1,264	$—	$—	$1,264

Troubled debt restructurings during the six months ended June 30, 2011:
Number of contracts	—	3	—	—	1	4

Pre-restructuring outstanding recorded investment	$—	$5,581	$—	$—	$9	$5,590

Post-restructuring outstanding recorded investment	$—	$5,251	$—	$—	$9	$5,260

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the six months ended June 30, 2011
Number of contracts	—	—	1	—	1	2

Recorded investment	$—	$—	$71	$—	$5	$76

The Bank originated $35,691 and $21,089 in loans during the six months ended June 30, 2012 and 2011, respectively, which were placed with various correspondent lending institutions. Proceeds on sales of these loans were $31,516 and $22,697 for the six months ended June 30, 2012 and 2011, respectively. Gains on sales of these loans were $879 and $529 for the six months ended June 30, 2012 and 2011, respectively. These loans were sold with servicing rights released.

Loans serviced for the benefit of others amounted to $3,229, $3,257 and $2,578 at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

Note 5. Borrowings

The Bank periodically borrows from the FHLB of Dallas. At June 30, 2012, the Bank had a total of nine such advances which totaled $9,045. These advances have various maturities ranging from November 19, 2012 through November 17, 2014 at interest rates from 1.96% to 3.09%. At December 31, 2011, the Bank had a total of eleven such advances which totaled $25,978. These advances have various maturities ranging from January 27, 2012 through November 17, 2014 at interest rates from 0.14% to 3.09%.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

These advances are secured by FHLB of Dallas stock, real estate loans and securities of $124,211 and $121,640, at June 30, 2012 and December 31, 2011, respectively. The Bank had remaining credit available under the FHLB advance program of $115,063 and $95,529 at June 30, 2012 and December 31, 2011, respectively.

Note 6. Income Taxes

The difference between the statutory rate of 34% and the effective tax rates of 22.5% and 25.4% for the six months ended June 30, 2012 and 2011, respectively, was primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.

There were no significant changes in deferred tax items during the six months ended June 30, 2012.

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

At June 30, 2012 and December 31, 2011, the approximate amounts of these financial instruments were as follows:

	June 30, 2012	December 31, 2011
Commitments to extend credit	$16,591	$21,568

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At June 30, 2012 and December 31, 2011, commitments to fund fixed rate loans of $4,442 and $9,239, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans, including unsecured loans, ranged from 3.00% to 17.00% at June 30, 2012 and from 3.49% to 17.90% at December 31, 2011.

The Bank has not incurred any significant losses on its commitments in the six months ended June 30, 2012 or 2011. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of June 30, 2012 and December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

At June 30, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table sets forth the Bank’s capital ratios as of June 30, 2012 and December 31, 2011:

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total capital to risk weighted assets	$31,846	16.35%	$15,579	8.00%	$19,474	10.00%
Tier 1 capital to risk weighted assets	29,660	15.23%	7,790	4.00%	11,684	6.00%
Tier 1 capital to assets	29,660	10.96%	10,821	4.00%	13,526	5.00%

As of December 31, 2011:
Tangible capital to tangible assets	$29,319	10.75%	$4,090	1.50%	N/A	N/A
Total capital to risk weighted assets	31,073	16.48%	15,081	8.00%	$18,852	10.00%
Tier 1 capital to risk weighted assets	29,319	15.55%	7,541	4.00%	11,311	6.00%
Tier 1 capital to assets	29,319	10.75%	10,905	4.00%	13,632	5.00%

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OCC) at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Equity capital	$29,801	$29,533
Unrealized gains on securities, net	(141)	(214)

Tangible and Tier 1 capital	29,660	29,319
Allowance for loan losses	2,186	1,754

Total capital	$31,846	$31,073

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

The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table represents assets and liabilities reported on the consolidated balance sheet at their fair value as of June 30, 2012 and December 31, 2011 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured At Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$2,233	$—	$2,233	$—
Collateralized mortgage obligations	6,620	—	6,620	—
Mortgage-backed securities	7,443	—	7,443	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	1,627	—	—	1,627
Other real estate owned	280	—	—	280
December 31, 2011:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$9,122	$—	$9,122	$—
Collateralized mortgage obligations	12,745	—	12,745	—
Mortgage-backed securities	3,230	—	3,230	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	12	—	—	12
Other real estate owned	1,300	—	—	1,300

There were no transfers between Level 1 and Level 2 categorizations for the periods presented.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. Other real estate owned is initially recorded at fair value less estimated costs of disposal, which establishes a new cost basis. For the six months ended June 30, 2012 and for the year ended December 31, 2011, adjustments of $244 and $200, respectively, were recorded to write-down commercial properties included in other real estate owned to its fair value less estimated selling costs. Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or Level 3 inputs based on customized discounting.

For the six months ended June 30, 2012 and for the year ended December 31, 2011, impaired loans (with allocated allowance for losses) with principal balances of $1,855 and $31, respectively, had additional provisions for losses of $228 and $19, respectively.

There were no transfers into or out of Level 3 categorization for the periods presented.

For Level 3 financial and nonfinancial assets measured at fair value on a non-recurring basis at June 30, 2012, the significant unobservable inputs used in the fair value measurements are follows:

Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans	$1,627	Collateral method	Adjustments for selling costs	N/A

Foreclosed and repossessed assets	$280	Collateral method	Adjustments for selling costs	N/A

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 10. Disclosure About the Fair Value of Financial Instruments

The carrying amount, estimated fair value and the financial hierarchy of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were as follows:

			Fair Value Measurements at Reporting
			Date Using
	June 30,		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2012
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,933	$6,933	6,933	—	—
Securities available for sale	16,296	16,296	—	16,296	—
Fixed annuity investment	1,199	1,199	—	1,199	—
Restricted stock	1,315	1,315	—	1,315	—
Loans and loans held for sale	228,423	227,794	—	226,158	1,636
Accrued interest receivable	747	747	—	747
Financial liabilities:
Deposit accounts	226,397	223,288	—	223,288	—
Accrued interest payable	27	27	—	27	—
Borrowings	9,045	9,299	—	9,299	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—

			Fair Value Measurements at Reporting
			Date Using
	December 31,		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$9,928	$9,928	9,928	—	—
Securities available for sale	25,097	25,097	—	25,097	—
Fixed annuity investment	1,176	1,176	—	1,176	—
Restricted stock	2,020	2,020	—	2,020	—
Loans and loans held for sale	217,572	217,829	—	217,817	12
Accrued interest receivable	961	961	—	961	—
Financial liabilities:
Deposit accounts	211,934	208,744	—	208,744	—
Accrued interest payable	29	29	—	29	—
Borrowings	25,978	26,299	—	26,299	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Off-balance sheet instruments

Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair value.

Note 11. Subsequent Event

During the three months ended March 31, 2012, the Bank experienced a fraudulent wire transfer from a customer’s account. The Company accrued and expensed the $50 deductible under its insurance policy during the same period. In August, 2012, the Company was notified by its insurance carrier that its claim for reimbursement of loss was denied. The Company has provided for an additional loss of $228 in connection with this incident during the three months ended June 30, 2012. Although the Company has provided for a total loss of $278, the Company strongly disagrees with the position taken by its insurance carrier and is challenging this decision.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Overview

On October 29, 2010, SharePlus Federal Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by SP Bancorp, Inc. of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14.5 million were raised in the stock offering, after deduction of conversion costs of $2.0 million and excluding $0.8 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”). The ESOP purchased 67,750 shares in the offering and 70,250 in the open market.

At June 30, 2012, we had total assets of $270.7 million, compared to $273.0 million at December 31, 2011. This slight decrease was primarily the result of a decrease in securities and cash and cash equivalents, substantially offset by an increase in loans.

During the three months ended June 30, 2012, we had net income of $235,000, compared to a net income of $218,000 for the three months ended June 30, 2011. Higher net income resulted from higher net interest income and noninterest income, partially offset by higher noninterest expense.

During the six months ended June 30, 2012, we had net income of $514,000, compared to a net income of $435,000 for the six months ended June 30, 2011. Higher net income resulted from higher net interest income and noninterest income, partially offset by higher noninterest expense and provision for loan losses.

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

Economy. Like the national economy, the Texas economy has been weak, but the Texas unemployment rate has been below the national rate for several months. The Dallas-Fort Worth Metroplex unemployment rate was 6.8% in May 2012, compared to 7.9% in

May 2011. The state’s seasonally adjusted unemployment rate decreased from 8.2% in June 2011 to 7.0% in June 2012, and the corresponding U.S. rate decreased from 9.2% to 8.2% during the same period.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Summary of Selected Balance Sheet Data.

(Dollars in thousands)	June 30, 2012	December 31, 2011	Increase (Decrease)	% Change
Total assets	$270,729	$272,959	$(2,230)	(0.82)%
Total cash and cash equivalents	6,933	9,928	(2,995)	(30.17)
Securities available for sale, at fair value	16,296	25,097	(8,801)	(35.07)
Loans held for sale	9,938	4,884	5,054	103.48
Loans, net	218,485	212,688	5,797	2.73
Other real estate owned	1,756	1,824	(68)	(3.73)
Premises and equipment, net	4,300	4,346	(46)	(1.06)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,315	2,020	(705)	(34.90)
Bank-owned life insurance	7,307	6,193	1,114	17.99
Other assets (1)	4,399	5,979	(1,580)	(26.43)
Deposits	226,397	211,934	14,463	6.82
Borrowings	9,045	25,978	(16,933)	(65.18)
Stockholders’ equity	32,926	33,127	(201)	(0.61)

1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets decreased slightly by $2.2 million to $270.7 million at June 30, 2012. Proceeds from sale of securities and cash equivalents were reinvested in loans, including loans held for sale. Customer deposits were used to repay maturing FHLB advances.

Net loans increased to $218.5 million at June 30, 2012, as loan originations were marginally higher than loan collections. Loans held for sale increased as a result of the low interest rate environment.

Deposits increased by $14.5 million, or 6.8%, to $226.4 million at June 30, 2012 from $211.9 million at December 31, 2011. Deposits, in particular noninterest-bearing deposits, increased primarily from deposit inflows from existing customers.

Federal Home Loan Bank advances decreased $16.9 million to $9.0 million at June 30, 2012.

Stockholders’ equity remained virtually unchanged primarily as a result of repurchases of common stock of $312,000 and ESOP shares purchased in the open market of $373,000, substantially offset by net income of $514,000 for the six months ended June 30, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. We recorded net income of $235,000 for the three months ended June 30, 2012, compared to net income of $218,000 for the same period last year. Net interest income increased by $271,000 to $2.6 million for the three months ended June 30, 2012 from

$2.3 million for the three months ended June 30, 2011, the provision for loan losses decreased by $76,000 and noninterest income increased by $239,000, which was substantially offset by a higher noninterest expense of $567,000.

Summary of Net Interest Income.

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Interest income:
Interest and fees on loans	$2,817	$2,571	$246	9.57%
Securities - taxable	45	119	$(74)	(62.18)
Securities - nontaxable	26	36	$(10)	(27.78)
Other interest - earning assets	35	32	$3	9.38

Total interest income	2,923	2,758	165	5.98

Interest expense:
Savings deposits	14	22	$(8)	(36.36)
Money market	21	43	$(22)	(51.16)
Demand deposit account	18	30	$(12)	(40.00)
Certificates of deposit	236	270	$(34)	(12.59)

Total deposits	289	365	(76)	(20.82)
Borrowings	83	113	$(30)	(26.55)

Total interest expense	372	478	(106)	(22.18)

Net interest income	$2,551	$2,280	$271	11.89%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates
	Three Months Ended June 30,		Increase (decrease)
	2012	2011
Loans	5.05%	5.27%	(0.22)%
Securities - taxable	1.27%	2.51%	(1.24)
Securities - nontaxable	3.40%	3.59%	(0.19)
Other interest - earning assets	0.56%	0.45%	0.11
Total interest-earning assets	4.40%	4.48%	(0.08)
Savings deposits	0.15%	0.25%	(0.10)
Money market	0.22%	0.40%	(0.18)
Demand deposit account	0.13%	0.21%	(0.08)
Certificates of deposit	1.27%	1.59%	(0.32)
Total deposits	0.56%	0.71%	(0.15)
Borrowings	1.54%	2.83%	(1.29)
Total interest-bearing liabilities	0.65%	0.87%	(0.22)
Net interest rate spread	3.75%	3.61%	0.14
Net interest margin	3.84%	3.70%	0.14%

Average Balances
	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Loans	$223,070	$195,069	$28,001	14.35%
Securities - taxable	14,125	18,968	(4,843)	(25.53)
Securities - nontaxable	3,063	4,009	(946)	(23.60)
Other interest - earning assets	25,580	28,388	(2,808)	(9.89)

Total interest-earning assets	265,838	246,434	19,404	7.87

Savings deposits	37,381	34,860	2,521	7.23
Money market	38,828	42,948	(4,120)	(9.59)
Demand deposit account	55,658	58,526	(2,868)	(4.90)
Certificates of deposit	74,443	67,926	6,517	9.59

Total deposits	206,310	204,260	2,050	1.00
Borrowings	21,584	15,979	5,605	35.08

Total interest-bearing liabilities	227,894	220,239	7,655	3.48

Net interest-earning assets	$37,944	$26,195	$11,749	44.85%

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

During the June 2012 quarter, we utilized deposits and overnight and short-term advances to fund loans.

Net Interest Income. Net interest income increased as our net interest-earning assets increased. In addition, our net interest rate spread increased to 3.75% from 3.61%, and we experienced a 14 basis point increase in our net interest margin to 3.84% from 3.70%.

Provision for Loan Losses. We recorded a provision for loan losses of $215,000 for the three months ended June 30, 2012, compared to $291,000 for the same period in 2011. The decrease in the provision for loan losses was primarily attributable to a higher degree of loss exposures in the second quarter of 2011.

Summary of Noninterest Income.

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Noninterest income:
Service charges	$274	$314	$(40)	(12.74)%
Gain on sale of securities available for sale	180	174	$6	3.45
Gain on sale of mortgage loans	512	306	$206	67.32
Increase in cash surrender value of BOLI	57	59	$(2)	(3.39)
Other	101	32	$69	215.63

Total noninterest income	$1,124	$885	$239	27.01%

Noninterest Income. Noninterest income increased primarily due to gains on sale of mortgage loans. Our origination, sale and resulting gains on one-to-four family residential loans in the secondary market is dependent upon relative customer demand, which is affected by current and anticipated market interest rates.

Service charges decreased as a result of lower NSF charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income increased due primarily to transaction-based fee income generated from the Bank’s mortgage warehouse business.

Summary of Noninterest Expense.

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Noninterest expense:
Compensation and benefits	$1,512	$1,317	$195	14.81%
Occupancy costs	241	257	$(16)	(6.23)
Equipment expense	59	62	$(3)	(4.84)
Data processing expense	136	123	$13	10.57
ATM expense	60	97	$(37)	(38.14)
Professional and outside services	341	291	$50	17.18
Stationery and supplies	21	28	$(7)	(25.00)
Marketing	56	44	$12	27.27
FDIC insurance assessments	53	78	$(25)	(32.05)
Operations from OREO	35	29	$6	20.69
Provision for losses on OREO	244	—	$244	NM
Other	401	266	$135	50.75

Total noninterest expense	$3,159	$2,592	$567	21.88%

NM Not meaningful.

Noninterest Expense. Noninterest expense increased due primarily to a provision for losses on OREO, an increase in other noninterest expense and an increase in compensation and benefits and professional and outside services, partially offset by a decrease in ATM expense and FDIC insurance assessments.

Compensation and benefits increased due to higher salary levels and mortgage commission expense, and additional personnel associated with the mortgage warehouse business. ATM expense decreased due to contract renegotiation efforts in June 2012 to reduce costs, retroactive to February 2012. Professional and outside services reflects higher outside information technology (“IT”) costs and expenses associated with the Company’s public filing requirements with the SEC, partially offset by lower outside consultant fees incurred for general corporate purposes. During the three months ended June 30, 2011, the IT services were performed internally by one employee. FDIC insurance assessments decreased due to a lower insurance assessment rate. The provision for losses on OREO represents a write-down on a commercial real estate property. Other noninterest expense increased as a result of a provision for loss on a fraudulent wire transfer transaction, partially offset by lower legal expenses related to loan matters, travel costs and mortgage servicing costs.

During the three months ended March 31, 2012, the Bank experienced a fraudulent wire transfer from a customer’s account. The Company accrued and expensed the $50,000 deductible under its insurance policy during the same period. In August, 2012, the Company was notified by its insurance carrier that its claim for reimbursement of loss was denied. The Company has provided for an additional loss of $228,000 in connection with this incident during the three months ended June 30, 2012. Although the Company has provided for a total loss of $278,000, the Company strongly disagrees with the position taken by its insurance carrier and is challenging this decision.

Income Tax Expense. We recorded income tax expense of $66,000 for the three months ended June 30, 2012, compared to income tax expense of $64,000 for the same period in 2011. Our effective tax rate was 21.9% for the three months ended June 30, 2012, compared to 22.7% for the three months ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General. We recorded net income of $514,000 for the six months ended June 30, 2012, compared to net income of $435,000 for the same period last year. Net interest income increased by $488,000 to $5.1 million for the six months ended June 30, 2012 from $4.6 million for the six months ended June 30, 2011 and noninterest income increased by $648,000, which was partially offset by a higher provision for loan losses of $291,000 and noninterest expense of $765,000.

Summary of Net Interest Income.

	Six Months Ended June 30,		Increase (Decrease)	% Change
(Dollars in thousands)	2012	2011
Interest income:
Interest and fees on loans	$5,589	$5,189	$400	7.71%
Securities - taxable	83	199	(116)	(58.29)
Securities - nontaxable	76	70	6	8.57
Other interest - earning assets	67	54	13	24.07

Total interest income	5,815	5,512	303	5.50

Interest expense:
Savings deposits	27	41	(14)	(34.15)
Money market	42	85	(43)	(50.59)
Demand deposit account	35	57	(22)	(38.60)
Certificates of deposit	470	521	(51)	(9.79)

Total deposits	574	704	(130)	(18.47)
Borrowings	170	225	(55)	(24.44)

Total interest expense	744	929	(185)	(19.91)

Net interest income	$5,071	$4,583	$488	10.65%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	Six Months Ended June 30,		Increase (decrease)
	2012	2011
Loans	5.09%	5.32%	(0.23)%
Securities - taxable	1.18%	2.07%	(0.89)
Securities - nontaxable	3.37%	3.61%	(0.24)
Other interest - earning assets	0.55%	0.49%	0.06
Total interest - earning assets	4.42%	4.59%	(0.17)
Savings deposits	0.15%	0.25%	(0.10)
Money market	0.22%	0.41%	(0.19)
Demand deposit account	0.13%	0.21%	(0.08)
Certificates of deposit	1.28%	1.61%	(0.33)
Total deposits	0.57%	0.72%	(0.15)
Borrowings	1.33%	2.82%	(1.49)
Total interest-bearing liabilities	0.66%	0.88%	(0.22)
Net interest rate spread	3.76%	3.71%	0.05
Net interest margin	3.85%	3.82%	0.03%

Average Balances

	Six Months Ended June 30,		Increase (Decrease)	% Change
(Dollars in thousands)	2012	2011
Loans	$219,792	$195,076	$24,716	12.67%
Securities - taxable	14,043	19,219	(5,176)	(26.93)
Securities - nontaxable	4,510	3,878	632	16.30
Other interest - earning assets	24,761	22,071	2,690	12.19

Total interest - earning assets	263,106	240,244	22,862	9.52

Savings deposits	35,770	33,211	2,559	7.71
Money market	38,386	41,212	(2,826)	(6.86)
Demand deposit account	52,374	55,223	(2,849)	(5.16)
Certificates of deposit	73,291	64,618	8,673	13.42

Total deposits	199,821	194,264	5,557	2.86
Borrowings	25,519	15,980	9,539	59.69

Total interest-bearing liabilities	225,340	210,244	15,096	7.18

Net interest-earning assets	$37,766	$30,000	$7,766	25.89%

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

During the six months ended June 2012, we utilized deposits and overnight and short-term advances to fund loans.

Net Interest Income. Net interest income increased as our net interest-earning assets increased. In addition, our net interest rate spread increased to 3.76% from 3.71%, and we experienced a 3 basis point increase in our net interest margin to 3.85% from 3.82% due to an increase in our net interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $702,000 for the six months ended June 30, 2012, compared to $411,000 for the same period in 2011. The increase in the provision for loan losses was primarily attributable to an increase in the loss experience factors used to determine the general allowance for loan losses.

Summary of Noninterest Income.

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Noninterest income:
Service charges	$568	$634	$(66)	(10.41)%
Gain on sale of securities available for sale	500	202	298	147.52
Gain on sale of mortgage loans	879	529	350	66.16
Increase in cash surrender value of BOLI	113	76	37	48.68
Other	166	137	29	21.17

Total noninterest income	$2,226	$1,578	$648	41.06%

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

Service charges decreased as a result of lower NSF charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income increased due primarily to transaction-based fee income generated from the Bank’s mortgage warehouse business.

Summary of Noninterest Expense.

	Six Months Ended June 30,		Increase (Decrease)	% Change
(Dollars in thousands)	2012	2011
Noninterest expense:
Compensation and benefits	$2,960	$2,603	$357	13.71%
Occupancy costs	496	526	(30)	(5.70)
Equipment expense	124	131	(7)	(5.34)
Data processing expense	270	238	32	13.45
ATM expense	156	188	(32)	(17.02)
Professional and outside services	678	523	155	29.64
Stationery and supplies	51	66	(15)	(22.73)
Marketing	110	88	22	25.00
FDIC insurance assessments	99	170	(71)	(41.76)
Operations from OREO	66	131	(65)	(49.62)
Provision for losses on OREO	244	—	244	NM
Other	678	503	175	34.79

Total noninterest expense	$5,932	$5,167	$765	14.81%

NM Not meaningful.

Noninterest Expense. Noninterest expense increased due primarily to a provision for losses on OREO, an increase in other noninterest expense and an increase in compensation and benefits and professional and outside services, partially offset by lower costs from operations from OREO and a decrease in FDIC insurance assessments.

Compensation and benefits increased due to higher salary levels and mortgage commission expense, and additional personnel associated with the mortgage warehouse business. Professional and outside services reflects higher outside information technology (“IT”) costs and expenses associated with the Company’s public filing requirements with the SEC, partially offset by lower outside consultant fees incurred for general corporate purposes. During the six months ended June 30, 2011, the IT services were performed internally by one employee. FDIC insurance assessments decreased due to a lower insurance assessment rate. Operations from OREO decreased due to a higher degree of various holding costs related to other real estate owned in 2011. The provision for losses on OREO represents a write-down on a commercial real estate property. Other noninterest expense increased due to a provision for loss on a fraudulent wire transfer transaction, partially offset by lower legal expenses related to loan matters and mortgage servicing costs.

During the three months ended March 31, 2012, the Bank experienced a fraudulent wire transfer from a customer’s account. The Company accrued and expensed the $50,000 deductible under its insurance policy during the same period. In August, 2012, the Company was notified by its insurance carrier that its claim for reimbursement of loss was denied. The Company has provided for an additional loss of $228,000 in connection with this incident during the three months ended June 30, 2012. Although the Company has provided for a total loss of $278,000, the Company strongly disagrees with the position taken by its insurance carrier and is challenging this decision.

Income Tax Expense. We recorded income tax expense of $149,000 for the six months ended June 30, 2012, compared to income tax expense of $148,000 for the same period in 2011. Our effective tax rate was 22.5% for the six months ended June 30, 2012, compared to 25.4% for the six months ended June 30, 2011.

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

	For the Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans, net	$223,070	$2,817	5.05%	$195,069	$2,571	5.27%
Taxable investment securities	14,125	45	1.27%	18,968	119	2.51%
Nontaxable investment securities	3,063	26	3.40%	4,009	36	3.59%
Total other interest earning assets	24,280	34	0.56%	27,434	31	0.45%
FHLB of Dallas stock	1,300	1	0.31%	954	1	0.42%

Total interest-earning assets	265,838	2,923	4.40%	246,434	2,758	4.48%

Non-interest-earning assets	16,849			18,073

Total assets	$282,687			$264,507

Interest-bearing liabilities:
Savings deposits	$37,381	$14	0.15%	$34,860	$22	0.25%
Money market	38,828	21	0.22%	42,948	43	0.40%
Demand deposit accounts	55,658	18	0.13%	58,526	30	0.21%
Certificates of deposit	74,443	236	1.27%	67,926	270	1.59%

Total deposits	206,310	289	0.56%	204,260	365	0.71%
Borrowings	21,584	83	1.54%	15,979	113	2.83%

Total interest-bearing liabilities	227,894	372	0.65%	220,239	478	0.87%

Non-interest-bearing liabilities	21,820			11,832

Total liabilities	249,714			232,071
Equity	32,973			32,436

Total liabilities and equity	$282,687			$264,507

Net interest income		$2,551			$2,280

Net interest rate spread (2)			3.75%			3.61%
Net interest-earning assets (3)	$37,944			$26,195

Net interest margin (4)			3.84%			3.70%
Average interest-earning assets to interest-bearing liabilities			116.65%			111.89%

(1)	Yields and rates for the three months ended June 30, 2012 and 2011 are annualized.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans, net	$219,792	$5,589	5.09%	$195,076	$5,189	5.32%
Taxable investment securities	14,043	83	1.18%	19,219	199	2.07%
Nontaxable investment securities	4,510	76	3.37%	3,878	70	3.61%
Total other interest earning assets	23,246	64	0.55%	21,118	52	0.49%
FHLB of Dallas stock	1,515	3	0.40%	953	2	0.42%

Total interest-earning assets	263,106	5,815	4.42%	240,244	5,512	4.59%

Non-interest-earning assets	17,063			14,338

Total assets	$280,169			$254,582

Interest-bearing liabilities:
Savings deposits	$35,770	$27	0.15%	$33,211	$41	0.25%
Money market	38,386	42	0.22%	41,212	85	0.41%
Demand deposit accounts	52,374	35	0.13%	55,223	57	0.21%
Certificates of deposit	73,291	470	1.28%	64,618	521	1.61%

Total deposits	199,821	574	0.57%	194,264	704	0.72%
Borrowings	25,519	170	1.33%	15,980	225	2.82%

Total interest-bearing liabilities	225,340	744	0.66%	210,244	929	0.88%

Non-interest-bearing liabilities	19,777			11,955

Total liabilities	245,117			222,199
Equity	35,052			32,383

Total liabilities and equity	$280,169			$254,582

Net interest income		$5,071			$4,583

Net interest rate spread (2)			3.76%			3.71%
Net interest-earning assets (3)	$37,766			$30,000

Net interest margin (4)			3.85%			3.82%
Average interest-earning assets to interest-bearing liabilities			116.76%			114.27%

(1)	Yields and rates for the six months ended June 30, 2012 and 2011 are annualized.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the six months ended June 30, 2012, our liquidity ratio averaged 17.27%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $6.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $16.3 million at June 30, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.

At June 30, 2012, we had $16.6 million in loan commitments outstanding, including $13.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2012 totaled $39.1 million, or 17.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the six months ended June 30, 2012 and 2011 we originated $92.5 million and $78.4 million of loans, including unfunded commitments, respectively. We purchased $7.3 million and $20.1 million of securities during the six months ended June 30, 2012 and 2011, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $14.5 million and $26.8 million for the six months ended June 30, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Borrowings decreased by $16.9 million and $4,000 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased $16.9 million to $9.0 million at June 30, 2012. At June 30, 2012, we had remaining credit available under the FHLB of Dallas program of $115.1 million.

SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, SharePlus Federal Bank exceeded all regulatory capital requirements. SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See Note 8 - Regulatory Capital of the notes to the consolidated financial statements.

Nonperforming Assets

Nonperforming Loans. At June 30, 2012, our nonaccrual loans totaled $6.9 million. The non-accrual loans consisted of five single-family residential loans totaling $1.7 million with $98,000 in allocated allowances, one consumer loan totaling $13,000 with $4,000 in allocated allowances, and three commercial real estate loans totaling $5.2 million with $130,000 in allocated allowances. These commercial real estate loans remained current at June 30, 2012.

For the six months ended June 30, 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $207,000. Interest income recognized on such loans for the six months ended June 30, 2012 was $148,000.

At June 30, 2012, we had a total of 15 loans that were not currently classified as non-accrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings. Three of these loans are automobile loans with an aggregate principal balance of $6,000 and were made to individuals who either declared personal bankruptcy or have been slow to pay. Ten of these loans, with an aggregate balance of $1.2 million are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a commercial real estate loan totaling $1.6 million impacted by slow leasing activity and rental rates below original projections at the time of origination. This loan is current, recently made a principal reduction of $265,000, and continues to maintain significant interest reserves at the Bank. One of these loans is a land loan totaling $296,000 and, while having fallen past due recently, is believed to have guarantor support.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At June 30, 2012, we had $229,000 of troubled debt restructurings (not included in nonaccrual loans) related to 7 consumer loans totaling $21,000 and two residential loans totaling $208,000. Of this $229,000 in troubled debt restructurings (not included in nonaccrual loans), two loans totaling $208,000 were past due between 30-89 days.

Other Real Estate Owned. At June 30, 2012, we had $1.8 million in other real estate owned, consisting of two commercial real estate properties. One of these properties is currently under contract for sale and scheduled to close in August, 2012.

Classification of Assets. Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2012, we had $595,000 of assets designated as special mention with an allocated allowance of $4,000.

When we classify assets as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at June 30, 2012, substandard assets consisted of loans of $9.7 million with an allocated allowance of $228,000 and other real estate owned of $1.8 million. There were no doubtful or loss assets at June 30, 2012.

As of June 30, 2012, our largest substandard asset was a $2.0 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas. The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 and the loan to value was 47% at the time the loan was originated. We identified the loan as special mention in December 2009, recognizing the source of repayment through timely sale of the land had been significantly extended. The loan was further classified to substandard in March 2010 as market conditions, in management’s opinion, had not significantly improved. In February 2011, the loan maturity was extended from February 2013 to February 2015. In exchange the borrower made a principal reduction of $105,000. The Bank subsequently reduced the interest rate to 6% fixed with interest payable quarterly. The Bank’s strategy for the extended maturity was to reduce the principal balance, reduce exposure and allow for additional time to either sell or refinance the property. The Bank had the property appraised again in December 2011. The appraised value was $2.3 million resulting in a loan to value of 87%. In February 2012, the borrower missed his quarterly payment and this loan was placed on non-accrual. The borrower has since brought the loan current and the loan now has interest reserves in place.

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

The allowance for loan losses increased $432,000, or 24.6%, to $2.2 million at June 30, 2012 from $1.8 million at December 31, 2011. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, increased to 0.95% at June 30,

2012 as compared to 0.80% at December 31, 2011. The allowance for loan losses as a percentage of nonperforming loans increased to 30.56% at June 30, 2012 from 24.96% at December 31, 2011. The increase was attributable primarily to an increase in the loss experience factors used to determine the general allowance for loan losses and allowances allocated to one single-family loan and one commercial real estate loan, which are both classified as troubled debt restructurings.

Substandard loans increased to $9.7 million at June 30, 2012 from $8.7 million at December 31, 2011. Nonperforming loans, including troubled debt restructurings not included in nonaccrual loans, increased slightly to $7.2 million at June 30, 2012 from $7.0 million at December 31, 2011. Nonperforming loans are evaluated to determine impairment.

Impaired loans with valuation allowances were $1.9 million at June 30, 2012, and the related valuation allowance for loan losses was $232,000. Impaired loans without specific valuation allowances were $5.3 million at June 30, 2012.

To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2012 and December 31, 2011.

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

There were no changes in our nonaccrual or charge-off policies during the six months ended June 30, 2012 or 2011. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 7 - Financial Instruments with Off-Balance Sheet Risk of the notes to the consolidated financial statements.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs)
April 1, 2012 through April 30, 2012	200	$12.05	200	77,850
May 1, 2012 through May 31, 2012	9,500	$12.30	9,500	68,350
June 1, 2012 through June 30, 2012	7,300	$12.99	7,300	61,050

Total	17,000	$12.60	17,000

On February 27, 2012, the Board of Directors authorized the Company's first stock repurchase program of 86,250 shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of SP Bancorp Inc. (1)

3.2	Bylaws of SP Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of SP Bancorp, Inc. (1)

10.1	2010 Incentive Compensation Plan (1)

10.2	2008 Nonqualified Deferred Compensation Plan (1)

10.3	Phantom Stock Plan (1)

10.4	SP Bancorp, Inc. 2012 Equity Incentive plan (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities Exchange Commission in the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-167967.
(2)	Incorporated by reference to the Company’s definitive proxy statement filed on April 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP BANCORP, INC.

Date: August 13, 2012	/s/ Jeffrey Weaver
Jeffrey Weaver President and Chief Executive Officer

Date: August 13, 2012	/s/ Suzanne C. Salls
Suzanne C. Salls Senior Vice President and Chief Financial Officer