Form 10-Q
period 2012-09-30
SP Bancorp, Inc.
filed 2012-11-13
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of November 5, 2012 were 1,656,850.

SP Bancorp, Inc.

FORM 10-Q

SP Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
ASSETS	2012	2011
Cash and due from banks	$23,265	$2,978
Federal funds sold	3,805	6,950

Total cash and cash equivalents	27,070	9,928
Securities available for sale (amortized cost of $19,583 at September 30, 2012 and $24,774 at December 31, 2011)	19,743	25,097
Fixed annuity investment	1,211	1,176
Loans held for sale	8,572	4,884
Loans, net of allowance for losses of $2,290 at September 30, 2012 and $1,754 at December 31, 2011	221,954	212,688
Accrued interest receivable	742	961
Other real estate owned (“OREO”)	1,477	1,824
Premises and equipment, net	4,274	4,346
Federal Home Loan Bank (“FHLB”) stock and other restricted stock, at cost	1,539	2,020
Bank-owned life insurance (“BOLI”)	7,373	6,193
Deferred tax assets	816	509
Other assets	1,864	3,333

Total assets	$296,635	$272,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$25,148	$8,898
Interest-bearing	211,680	203,036

Total deposits	236,828	211,934
Borrowings	24,290	25,978
Accrued interest payable	40	29
Other liabilities	2,552	1,891

Total liabilities	263,710	239,832

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 1,658,850 and 1,725,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	17	17
Additional paid-in capital	14,629	15,278
Unallocated Employee Stock Ownership Plan (“ESOP”) shares	(1,333)	(1,018)
Retained earnings - substantially restricted	19,507	18,636
Accumulated other comprehensive income	105	214

Total stockholders’ equity	32,925	33,127

Total liabilities and stockholders’ equity	$296,635	$272,959

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$2,832	$2,667	$8,421	$7,856
Securities - taxable	52	80	135	279
Securities - nontaxable	16	61	92	131
Other interest - earning assets	37	23	104	77

Total interest income	2,937	2,831	8,752	8,343

Interest expense:
Deposit accounts	280	344	854	1,048
Borrowings	73	112	243	337

Total interest expense	353	456	1,097	1,385

Net interest income	2,584	2,375	7,655	6,958
Provision for loan losses	155	309	857	720

Net interest income after provision for loan losses	2,429	2,066	6,798	6,238

Noninterest income:
Service charges	290	317	858	951
Gain on sale of securities available for sale	128	120	628	322
Gain on sale of mortgage loans	630	354	1,509	883
Increase in cash surrender value of BOLI	67	59	180	135
Other	106	73	272	210

Total noninterest income	1,221	923	3,447	2,501

Noninterest expense:
Compensation and benefits	1,650	1,446	4,610	4,049
Occupancy costs	262	278	758	804
Equipment expense	32	63	156	194
Data processing expense	146	118	416	356
ATM expense	83	98	239	286
Professional and outside services	336	216	1,014	739
Stationery and supplies	19	16	70	82
Marketing	49	36	159	124
FDIC insurance assessments	63	30	162	200
Provision for losses on OREO	11	11	255	11
Operations from OREO	21	47	87	178
Other	183	218	861	721

Total noninterest expense	2,855	2,577	8,787	7,744

Income before income tax expense	795	412	1,458	995
Income tax expense	253	80	402	228

Net income	$542	$332	$1,056	$767

Basic and diluted earnings per share	$0.35	$0.20	$0.67	$0.47

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Other comprehensive income, before tax:
Net change in unrealized gains on available for sale securities	$465	$653
Reclassification adjustment for gain on sale of securities available for sale	(628)	(322)

Other comprehensive income (loss) before tax	(163)	331
Income tax (expense) benefit	54	(126)

Other comprehensive income, net of tax	(109)	205
Net income	1,056	767

Comprehensive income	$947	$972

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$17	$15,290	$(817)	$17,701	$(87)	$32,104

Additional stock issuance costs	—	(15)	—	—	—	(15)
ESOP shares purchased in open market	—	—	(216)	—	—	(216)
ESOP shares allocated	—	17	32	—	—	49
Net income	—	—	—	767	—	767
Unrealized gain on securities available for sale, net of tax of $248	—	—	—	—	405	405
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of ($122)	—	—	—	—	(200)	(200)

Balance, September 30, 2011	$17	$15,292	$(1,001)	$18,468	$118	$32,894

Balance, December 31, 2011	$17	$15,278	$(1,018)	$18,636	$214	$33,127

ESOP shares purchased in the open market	—	—	(373)	—	—	(373)
ESOP shares allocated	—	11	58	—	—	69
Net income	—	—	—	1,056	—	1,056
Unrealized gain on securities available for sale, net of tax of $185	—	—	—	—	280	280
Reclassification adjustment for gain on securities available for sale included in net income, net of tax of ($239)	—	—	—	—	(389)	(389)
Repurchase of common stock	—	(660)	—	(185)	—	(845)

Balance, September 30, 2012	$17	$14,629	$(1,333)	$19,507	$105	$32,925

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,056	$767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215	266
Amortization of premiums on securities	344	402
ESOP expense	69	49
Provision for loan losses	857	720
Provision for losses on OREO	255	11
Gain on sale of securities available for sale	(628)	(322)
Gain on sale of mortgage loans	(1,509)	(883)
Proceeds from sale of mortgage loans	56,930	35,239
Loans originated for sale	(59,109)	(34,992)
Increase in cash surrender value of BOLI	(180)	(135)
Decrease (increase) in accrued interest receivable	219	(15)
Decrease (increase) in other assets and deferred tax assets	1,216	(976)
Increase in fixed annuity investment	(35)	(34)
Increase (decrease) in accrued interest pay able and other liabilities	672	(84)

Net cash provided by operating activities	372	13

Cash flows from investing activities:
Purchase of securities available for sale	(12,580)	(31,637)
Maturities, calls and principal pay downs on securities available for sale	1,571	4,370
Proceeds from sale of securities available for sale	16,484	21,789
Redemptions (purchases) of FHLB stock	481	(3)
Originations, net of loan repayments	(10,123)	(13,001)
Proceeds from sale of other real estate owned, net	92	272
Purchases of premises and equipment	(143)	(59)
Purchase of BOLI	(1,000)	(6,000)

Net cash used in investing activities	(5,218)	(24,269)

Cash flows from financing activities:
Net increase in deposit accounts	24,894	21,295
Repayment of FHLB advances, net	(1,688)	(2,006)
ESOP shares purchased	(373)	(216)
Conversion costs	—	(15)
Repurchase of common stock	(845)	—

Net cash provided by financing activities	21,988	19,058

Net increase (decrease) in cash and cash equivalents	17,142	(5,198)
Cash and cash equivalents at beginning of period	9,928	11,814

Cash and cash equivalents at end of period	$27,070	$6,616

Supplemental cash flow information:
Cash transactions:
Income taxes paid	$213	$650

Interest expense paid	$1,086	$1,379

Noncash transactions:
Transfers of loans to other real estate owned	$—	$2,465

Transfers of loans held for portfolio to loans held for sale	$—	$1,459

See Notes to Consolidated Financial Statements.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

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

The Bank operates as a full-service bank, including the acceptance of checking and savings deposits, and the origination of single-family mortgage and home equity loans, commercial real estate and business loans, automobile loans, and other personal loans. In addition to the Bank’s home office, the Bank has five branches, one of which is located near downtown Dallas, Texas; one is located near the Bank’s headquarters in Plano, Texas; two branches are located in Louisville, Kentucky; and the other branch is located in Irvine, California. The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company, a registered savings and loan holding company, is subject to examination and supervision of the Board of Governors of the Federal Reserve System.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SharePlus Federal Bank. The Company’s principal business is the ownership of the Bank. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The financial statements of the Company at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and predominant practices followed by the financial services industry; and are unaudited. However, in management’s opinion, the interim data at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Basic and Diluted Earnings Per Share

Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$542	$332	$1,056	$767

Weighted-average shares outstanding (in 000s)	1,544	1,631	1,581	1,638

Basic and diluted earnings per share	$0.35	$0.20	$0.67	$0.47

Recent Authoritative Accounting Guidance

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The ASU was adopted for the three and nine months ended September 30, 2012. The adoption of this guidance did not materially impact the Company.

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

SP Bancorp, Inc.’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Voting rights are held and exercised exclusively by the stockholders of SP Bancorp, Inc. Deposit account holders of the Bank continue to be insured by the FDIC. A liquidation account was established in the amount of $17,007, which represented the Bank’s total equity capital as of March 31, 2010, the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

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

SP Bancorp, Inc. had repurchased 66,150 shares under the stock repurchase program through September 30, 2012.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Note 3. Securities

Securities have been classified in the consolidated balance sheets according to management’s intent. At September 30, 2012 and December 31, 2011, all of the Company’s securities were classified as available for sale. The amortized cost of securities and their approximate fair values at September 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

September 30, 2012:
Municipal securities	$1,011	$58	$—	$1,069
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	8,473	22	(22)	8,473
Asset-backed securities substantially guaranteed by the U.S. Government	3,037	—	(30)	3,007
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	7,062	132	—	7,194

	$19,583	$212	$(52)	$19,743

December 31, 2011:
Municipal securities	$8,737	$385	$—	$9,122
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	12,809	26	(90)	12,745
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLMC	3,228	5	(3)	3,230

	$24,774	$416	$(93)	$25,097

Mortgage-backed securities and collateralized mortgage obligations are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans. Asset-backed securities are secured by student loans and substantially guaranteed by the U.S. Government.

For the three and nine months ended September 30, 2012 and 2011, proceeds from sale of securities available for sale, gross gains and gross losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sale	$1,218	$5,762	$16,484	$21,789

Gross gains	$128	$120	$709	$322

Gross losses	$—	$—	$81	$—

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 were as follows:

	Number of Security Positions with Unrealized losses	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
		Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
September 30, 2012:
Collateralized mortgage obligations	3	$4,340	$(22)	$—	$—	$4,340	$(22)
Asset-backed securities	1	3,007	(30)	—	—	3,007	(30)

	4	$7,347	$(52)	$—	$—	$7,347	$(52)

December 31, 2011:
Collateralized mortgage obligations	7	$10,019	$(90)	$—	$—	$10,019	$(90)
Mortgage-backed securities	1	970	(3)	—	—	970	(3)

	8	$10,989	$(93)	$—	$—	$10,989	$(93)

For all of the above securities available for sale, the gross unrealized losses are generally due to changes in interest rates. The Company does not intend to sell these securities and it is more-likely-than-not that the Company will not be required to sell prior to anticipated recovery. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The scheduled maturities of securities at September 30, 2012 and December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due after 10 years	$1,011	$1,069	$8,737	$9,122
Mortgage-backed securities, collateralized mortgage obligations and asset-backed securities	18,572	18,674	16,037	15,975

	$19,583	$19,743	$24,774	$25,097

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Note 4. Loans and Allowance for Loan Losses

Loans at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Commercial business	$8,327	$6,986
Commercial real estate	41,852	38,348
One-to-four family	158,560	150,613
Home equity	8,730	9,612
Consumer	6,145	8,318

	223,614	213,877
Premiums, net	69	71
Deferred loan costs, net	561	494
Allowance for loan losses	(2,290)	(1,754)

	$221,954	$212,688

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Following is an age analysis of past due loans by loan class as of September 30, 2012 and December 31, 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
At September 30, 2012:
Past Due:
30-59 days	$—	$—	$1,529	$—	$3	$1,532
60-89 days	—	—	758	—	—	758
90 days or more	—	—	—	—	—	—

Total past due	—	—	2,287	—	3	2,290
Current	8,327	41,852	156,273	8,730	6,142	221,324

Total loans	$8,327	$41,852	$158,560	$8,730	$6,145	$223,614

At December 31, 2011
Past Due:
30-59 days	$—	$—	$2,457	$27	$16	$2,500
60-89 days	—	—	161	—	1	162
90 days or more	—	—	207	—	—	207

Total past due	—	—	2,825	27	17	2,869
Current	6,986	38,348	147,788	9,585	8,301	211,008

Total loans	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

Effective July 1, 2012, the Bank utilizes a ten-point internal risk rating system for commercial real estate and commercial business loans, which provides a comprehensive analysis of the credit risk inherent in each loan. Prior to that date, the Bank utilized a similar nine-point system. The rating system provides for five pass ratings. Rating grades six through ten comprise the adversely rated credits.

The Bank classifies problem and potential problem loans for all loan types using the classifications of special mention, substandard, substandard nonaccrual, doubtful and loss, which for commercial real estate and commercial business loans correspond to the risk ratings of six, seven, eight, nine and ten, respectively. The classifications are updated, when warranted.

A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard and substandard nonaccrual loans include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans or portions of loans classified as loss, are those considered uncollectible and of such little value that their continuance is not warranted. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management’s close attention, are required to be designated as special mention.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Following is a summary of loans by grade or classification as of September 30, 2012 and December 31, 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
At September 30, 2012:
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$8,327	$34,605	$154,141	$8,730	$6,088	$211,891
Special Mention	—	—	1,036	—	45	1,081
Substandard	—	575	1,692	—	—	2,267
Substandard Nonaccrual	—	6,672	1,691	—	12	8,375
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$8,327	$41,852	$158,560	$8,730	$6,145	$223,614

At December 31, 2011
Credit Quality Indicator:
Credit Risk Profile by Grade or Classification:
Pass	$6,986	$31,170	$148,433	$9,600	$8,281	$204,470
Special Mention	—	—	687	12	37	736
Substandard	—	7,178	1,493	—	—	8,671
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Impaired loans by loan class at September 30, 2012 and December 31, 2011 were summarized as follows:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
At September 30, 2012:
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$2,999	$388	$—	$12	$3,399
Impaired loans with no allowance for loan losses	—	3,673	1,496	—	8	5,177

Total impaired loans	$—	$6,672	$1,884	$—	$20	$8,576

Unpaid principal balance of impaired loans	$—	$6,672	$1,884	$—	$20	$8,576
Allowance for loan losses on impaired loans	$—	$425	$94	$—	$3	$522

For the three months ended September 30, 2012:
Average recorded investment in impaired loans	$—	$5,935	$1,908	$—	$22	$7,865
Interest income recognized on impaired loans	$—	$81	$19	$—	$—	$100
For the three months ended September 30, 2011:
Average recorded investment in impaired loans	$319	$5,523	$2,516	$132	$21	$8,511
Interest income recognized on impaired loans	$—	$77	$28	$1	$—	$106
For the nine months ended September 30, 2012:
Average recorded investment in impaired loans	$—	$5,596	$1,906	$6	$25	$7,533
Interest income recognized on impaired loans	$—	$282	$57	$—	$1	$340
For the nine months ended September 30, 2011:
Average recorded investment in impaired loans	$222	$5,335	$2,314	$123	$35	$8,029
Interest income recognized on impaired loans	$3	$275	$74	$5	$2	$359

At December 31, 2011
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$—	$16	$—	$15	$31
Impaired loans with no allowance for loan losses	—	5,258	1,741	12	15	7,026

Total impaired loans	$—	$5,258	$1,757	$12	$30	$7,057

Unpaid principal balance of impaired loans	$—	$5,258	$1,757	$12	$30	$7,057
Allowance for loan losses on impaired loans	$—	$—	$14	$—	$5	$19

Nonperforming loans by loan class at September 30, 2012 and December 31, 2011 were summarized as follows:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
At September 30, 2012:
Nonperforming loans:
Nonaccrual loans	$—	$6,672	$1,691	$—	$12	$8,375
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	—	183	—	14	197

	$—	$6,672	$1,874	$—	$26	$8,572

At December 31, 2011
Nonperforming loans:
Nonaccrual loans	$—	$—	$207	$—	$—	$207
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual loans)	—	5,258	1,497	—	64	6,819

	$—	$5,258	$1,704	$—	$64	$7,026

For the nine months ended September 30, 2012 and 2011, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with their original terms was $492 and $33, respectively. Interest income recognized on such loans for the nine months ended September 30, 2012 and 2011 was $418 and $18, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2012 and 2011 and total investment in loans at September 30, 2012, December 31, 2011 and September 30, 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Three Months Ended September 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$193	$974	$868	$91	$60	$2,186
Provision for loan losses	33	156	(56)	—	22	155
Loans charged to the allowance	—	—	(23)	—	(33)	(56)
Recoveries of loans previously charged off	—	—	1	1	3	5

Balance, end of period	$226	$1,130	$790	$92	$52	$2,290

Nine Months Ended September 30, 2012
Allowance for Loan Losses:
Balance, beginning of period	$130	$624	$778	$133	$89	$1,754
Provision for loan losses	96	506	273	(15)	(3)	857
Loans charged to the allowance	—	—	(263)	(28)	(44)	(335)
Recoveries of loans previously charged off	—	—	2	2	10	14

Balance, end of period	$226	$1,130	$790	$92	$52	$2,290

At September 30, 2012
Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$—	$425	$94	$—	$3	$522

Ending balance: collectively evaluated for impairment	$226	$705	$696	$92	$49	$1,768

Loans:
Ending balance	$8,327	$41,852	$158,560	$8,730	$6,145	$223,614

Ending balance individually evaluated for impairment	$—	$6,672	$1,884	$—	$20	$8,576

Ending balance collectively evaluated for impairment	$8,327	$35,180	$156,676	$8,730	$6,125	$215,038

At December 31, 2011:
Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$—	$—	$14	$—	$5	$19

Ending balance: collectively evaluated for impairment	$130	$624	$764	$133	$84	$1,735

Loans:
Ending balance	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

Ending balance individually evaluated for impairment	$—	$5,258	$1,757	$12	$30	$7,057

Ending balance collectively evaluated for impairment	$6,986	$33,090	$148,856	$9,600	$8,288	$206,820

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Three Months Ended September 30, 2011:
Allowance for Loan Losses:
Balance, beginning of period	$57	$726	$917	$70	$89	$1,859
Provision for loan losses	136	74	79	20	—	309
Loans charged to the allowance	—	(230)	(202)	—	(9)	(441)
Recoveries of loans previously charged off	—	—	—	—	5	5

Balance, end of period	$193	$570	$794	$90	$85	$1,732

Nine Months Ended September 30, 2011:
Allowance for Loan Losses:
Balance, beginning of period	$131	$1,081	$736	$60	$128	$2,136
Provision for loan losses	187	186	333	30	(16)	720
Loans charged to the allowance	(125)	(697)	(275)	—	(40)	(1,137)
Recoveries of loans previously charged off	—	—	—	—	13	13

Balance, end of period	$193	$570	$794	$90	$85	$1,732

At September 30, 2011
Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$119	$—	$117	$37	$—	$273

Ending balance: collectively evaluated for impairment	$74	$570	$677	$53	$85	$1,459

At September 30, 2011:
Loans:
Ending balance	$4,719	$34,388	$143,080	$9,586	$8,786	$200,559

Ending balance individually evaluated for impairment	$319	$5,258	$2,021	$151	$19	$7,768

Ending balance collectively evaluated for impairment	$4,400	$29,130	$141,059	$9,435	$8,767	$192,791

The $137 increase in the provision for loan losses for the nine months ended September 30, 2012 versus September 30, 2011 was primarily attributable to an increase in the loss experience factors used to determine the general allowance for loan losses.

The Company establishes an allocated allowance when loans are determined to be impaired, including troubled debt restructurings. The allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company has allocated allowance for loan losses of $297 and $5 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at September 30, 2012 and December 31, 2011.

During the periods ended September 30, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from nine months to five years. Modifications involving an extension of the maturity date were for periods ranging from three months to five years.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Following is a summary of troubled debt restructurings during the three and nine months ended September 30, 2012 and 2011 and loans that have been restructured during the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2012 and 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Troubled debt restructurings during the three months ended September 30, 2012:
Number of contracts	—	—	—	—	—	—

Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—

Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended September 30, 2012
Number of contracts	—	—	—	—	—	—

Recorded investment	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the nine months ended September 30, 2012:
Number of contracts	—		1	—		1

Pre-restructuring outstanding recorded investment	$—	$—	$392	$—	$—	$392

Post-restructuring outstanding recorded investment	$—	$—	$392	$—	$—	$392

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2012
Number of contracts	—	—	3	—	—	3

Recorded investment	$—	$—	$1,267	$—	$—	$1,267

Troubled debt restructurings during the three months ended September 30, 2011:
Number of contracts	—	—	2	—	1	3

Pre-restructuring outstanding recorded investment	$—	$—	$483	$—	$3	$486

Post-restructuring outstanding recorded investment	$—	$—	$499	$—	$3	$502

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended September 30, 2011
Number of contracts	—	—	—	—	—	—

Recorded investment	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the nine months ended September 30, 2011:
Number of contracts	—	3	2	—	2	7

Pre-restructuring outstanding recorded investment	$—	$5,581	$483	$—	$12	$6,076

Post-restructuring outstanding recorded investment	$—	$5,251	$499	$—	$12	$5,762

Troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2011
Number of contracts	—	—	1	—	—	1

Recorded investment	$—	$—	$71	$—	$—	$71

The Bank originated $59,109 and $34,992 in loans during the nine months ended September 30, 2012 and 2011, respectively, which were placed with various correspondent lending institutions. Proceeds on sales of these loans were $56,930 and $35,239 for the nine months ended September 30, 2012 and 2011, respectively. Gains on sales of these loans were $1,509 and $883 for the nine months ended September 30, 2012 and 2011, respectively. These loans were sold with servicing rights released.

Loans serviced for the benefit of others amounted to $3,216, $3,257 and $2,570 at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Note 5. Borrowings

The Bank periodically borrows from the FHLB of Dallas. At September 30, 2012, the Bank had a total of eleven such advances which totaled $24,290. These advances have various maturities ranging from October 12, 2012 through September 6, 2018 at interest rates from 0.17% to 1.96%. At December 31, 2011, the Bank had a total of eleven such advances which totaled $25,978. These advances have various maturities ranging from January 27, 2012 through November 17, 2014 at interest rates from 0.14% to 3.09%.

These advances are secured by FHLB of Dallas stock, real estate loans and securities of $127,319 and $121,640, at September 30, 2012 and December 31, 2011, respectively. The Bank had remaining credit available under the FHLB advance program of $102,696 and $95,529 at September 30, 2012 and December 31, 2011, respectively.

During the third quarter of 2012, the Bank prepaid $6,123 of advances from the FHLB maturing in years 2013 through 2014, with a weighted-average rate of 3.46% and an average remaining term of 1.29 years. These borrowings were replaced with $6,123 of new advances from the FHLB maturing in years 2015 through 2018, with a weighted-average rate of 2.40% and an average remaining term of 4.02 years.

The Bank paid $325 of prepayment fees to the FHLB in order to increase the duration and reduce interest costs of these advances. Such fees were deferred and are being recognized in interest expense using the interest method as an adjustment to the cost of the new advances over their remaining term.

Note 6. Income Taxes

The difference between the statutory rate of 34% and the effective tax rates of 27.6% and 22.9% for the nine months ended September 30, 2012 and 2011, respectively, was primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and BOLI income.

There were no significant changes in deferred tax items during the nine months ended September 30, 2012.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At September 30, 2012 and December 31, 2011, the approximate amounts of these financial instruments were as follows:

	September 30, 2012	December 31, 2011
Commitments to extend credit	$24,290	$21,568

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include cattle, accounts receivable, inventory, property, single and multi-family residences, plant and equipment and income-producing commercial properties. At September 30, 2012 and December 31, 2011, commitments to fund fixed rate loans of $8,491 and $9,239, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans, including unsecured loans, ranged from 2.75% to 12.90% at September 30, 2012 and from 3.49% to 17.90% at December 31, 2011.

The Bank has not incurred any significant losses on its commitments in the nine months ended September 30, 2012 or 2011. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. Management believes, as of September 30, 2012 and December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

At September 30, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table sets forth the Bank’s capital ratios as of September 30, 2012 and December 31, 2011:

	Actual		Minimum for Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total capital to risk weighted assets	$32,247	15.45%	$16,693	8.00%	$20,866	10.00%
Tier 1 capital to risk weighted assets	29,957	14.36%	$8,346	4.00%	$12,520	6.00%
Tier 1 capital to assets	29,957	10.12%	$11,843	4.00%	$14,804	5.00%
As of December 31, 2011:
Tangible capital to tangible assets	$29,319	10.75%	$4,090	1.50%	N/A	N/A
Total capital to risk weighted assets	31,073	16.48%	15,081	8.00%	$18,852	10.00%
Tier 1 capital to risk weighted assets	29,319	15.55%	7,541	4.00%	11,311	6.00%
Tier 1 capital to assets	29,319	10.75%	10,905	4.00%	13,632	5.00%

The following is a reconciliation of the Bank’s equity capital under U.S. generally accepted accounting principles to Tangible and Tier 1 capital and Total capital (as defined by the OCC) at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Equity capital	$30,393	$29,533
Disallowed deferred tax asset	(331)	—
Unrealized gains on securities, net	(105)	(214)

Tangible and Tier 1 capital	29,957	29,319
Allowance for loan losses	2,290	1,754

Total capital	$32,247	$31,073

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table represents assets and liabilities reported on the consolidated balance sheet at their fair value as of September 30, 2012 and December 31, 2011 by level within the ASC 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured At Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$1,069	$—	$1,069	$—
Collateralized mortgage obligations	8,473	—	8,473	—
Asset-backed securities	3,007	—	3,007
Mortgage-backed securities	7,194	—	7,194	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	2,877	—	—	2,877

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

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. Other real estate owned is initially recorded at fair value less estimated costs of disposal, which establishes a new

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

cost basis. For the nine months ended September 30, 2012 and for the year ended December 31, 2011, adjustments of $244 and $200, respectively, were recorded to write-down commercial properties included in other real estate owned to its fair value less estimated selling costs. Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or Level 3 inputs based on customized discounting.

For the nine months ended September 30, 2012 and for the year ended December 31, 2011, impaired loans (with allocated allowance for losses) with principal balances of $3,399 and $31, respectively, had additional provisions for losses of $522 and $19, respectively.

There were no transfers into or out of Level 3 categorization for the periods presented.

For Level 3 financial and nonfinancial assets measured at fair value on a non-recurring basis at September 30, 2012, the significant unobservable inputs used in the fair value measurements are follows:

Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans	$2,877	Collateral method	Adjustments for selling costs	N/A

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Note 10. Disclosure About the Fair Value of Financial Instruments

The carrying amount, estimated fair value and the financial hierarchy of the Company’s financial instruments at September 30, 2012 and December 31, 2011 were as follows:

			Fair Value Measurements at Reporting
			Date Using
	September 30,		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2012
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$27,070	$27,070	27,070	—	—
Securities available for sale	19,743	19,743	—	19,743	—
Fixed annuity investment	1,211	1,211	—	1,211	—
Restricted stock	1,539	1,539	—	1,539	—
Loans and loans held for sale	230,526	230,255	—	227,378	2,877
Accrued interest receivable	742	742	—	742
Financial liabilities:
Deposit accounts	236,828	234,109	—	234,109	—
Accrued interest payable	40	40	—	40	—
Borrowings	24,290	24,307	—	24,307	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—

			Fair Value Measurements at Reporting
			Date Using
	December 31,		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$9,928	$9,928	9,928	—	—
Securities available for sale	25,097	25,097	—	25,097	—
Fixed annuity investment	1,176	1,176	—	1,176	—
Restricted stock	2,020	2,020	—	2,020	—
Loans and loans held for sale	217,572	217,829	—	217,817	12
Accrued interest receivable	961	961	—	961	—
Financial liabilities:
Deposit accounts	211,934	208,744	—	208,744	—
Accrued interest payable	29	29	—	29	—
Borrowings	25,978	26,299	—	26,299	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

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

The carrying value of Federal Home Loan Bank stock and other restricted equities approximate fair value based on the redemption provisions of such assets.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

At September 30, 2012, we had total assets of $296.6 million, compared to $273.0 million at December 31, 2011. Customer deposits and proceeds from sale of securities were temporarily reinvested in cash and cash equivalents, and loans, including loans held for sale.

During the three months ended September 30, 2012, we had net income of $542,000, compared to a net income of $332,000 for the three months ended September 30, 2011. Higher net income resulted from higher net interest income and noninterest income and a lower provision for loan losses, partially offset by higher noninterest expense and income tax expense.

During the nine months ended September 30, 2012, we had net income of $1.1 million, compared to net income of $767,000 for the nine months ended September 30, 2011. Higher net income resulted from higher net interest income and noninterest income, partially offset by higher noninterest expense, provision for loan losses and income tax expense.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Summary of Selected Balance Sheet Data.

(Dollars in thousands)	September 30, 2012	December 31, 2011	Increase (Decrease)	% Change
Total assets	$296,635	$272,959	$23,676	8.67%
Total cash and cash equivalents	27,070	9,928	17,142	172.66
Securities available for sale, at fair value	19,743	25,097	(5,354)	(21.33)
Loans held for sale	8,572	4,884	3,688	75.51
Loans, net	221,954	212,688	9,266	4.36
Other real estate owned	1,477	1,824	(347)	(19.02)
Premises and equipment, net	4,274	4,346	(72)	(1.66)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,539	2,020	(481)	(23.81)
Bank-owned life insurance	7,373	6,193	1,180	19.05
Other assets (1)	4,633	5,979	(1,346)	(22.51)
Deposits	236,828	211,934	24,894	11.75
Borrowings	24,290	25,978	(1,688)	(6.50)
Stockholders’ equity	32,925	33,127	(202)	(0.61)

1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets increased by $23.7 million to $296.6 million at September 30, 2012. Customer deposits and proceeds from sale of securities were temporarily reinvested in cash and cash equivalents, and loans, including loans held for sale.

Net loans increased to $222.0 million at September 30, 2012, as loan originations were higher than loan collections. Loans held for sale increased as a result of higher loan production due to the low interest rate environment.

Deposits increased by $24.9 million, or 11.8%, to $236.8 million at September 30, 2012 from $211.9 million at December 31, 2011. Deposits, in particular noninterest-bearing deposits, certificates of deposit and savings deposits, increased primarily from deposit inflows from existing customers. Certificates of deposit increased due to management extending the term of its liabilities during the low interest rate environment.

Federal Home Loan Bank advances decreased $1.7 million to $24.3 million at September 30, 2012.

Stockholders’ equity remained virtually unchanged primarily as a result of repurchases of common stock of $845,000 and ESOP shares purchased in the open market of $373,000, substantially offset by net income of $1.1 million for the nine months ended September 30, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. We recorded net income of $542,000 for the three months ended September 30, 2012, compared to net income of $332,000 for the same period last year. Net interest income increased by $209,000 to $2.6 million for the three months ended September 30, 2012 from $2.4 million for the three months ended September 30, 2011, the provision for loan losses decreased by $154,000 and noninterest income increased by $298,000, which was substantially offset by an increase in noninterest expense of $278,000.

Summary of Net Interest Income.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Interest income:
Interest and fees on loans	$2,832	$2,667	$165	6.19%
Securities - taxable	52	80	(28)	(35.00)
Securities - nontaxable	16	61	(45)	(73.77)
Other interest - earning assets	37	23	14	60.87

Total interest income	2,937	2,831	106	3.74

Interest expense:
Savings deposits	9	18	(9)	(50.00)
Money market	19	32	(13)	(40.63)
Demand deposit account	17	22	(5)	(22.73)
Certificates of deposit	235	272	(37)	(13.60)

Total deposits	280	344	(64)	(18.60)
Borrowings	73	112	(39)	(34.82)

Total interest expense	353	456	(103)	(22.59)

Net interest income	$2,584	$2,375	$209	8.80%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	Three Months Ended September 30,		Increase
	2012	2011	(decrease)
Loans	4.93%	5.35%	(0.42)%
Securities - taxable	1.41%	1.53%	(0.12)
Securities - nontaxable	3.53%	3.58%	(0.05)
Other interest - earning assets	0.52%	0.52%	0.00

Total interest-earning assets	4.26%	4.62%	(0.36)

Savings deposits	0.09%	0.21%	(0.12)
Money market	0.19%	0.30%	(0.11)
Demand deposit account	0.13%	0.16%	(0.03)
Certificates of deposit	1.20%	1.52%	(0.32)
Total deposits	0.53%	0.67%	(0.14)
Borrowings	1.22%	3.03%	(1.81)

Total interest-bearing liabilities	0.60%	0.83%	(0.23)

Net interest rate spread	3.66%	3.79%	(0.13)
Net interest margin	3.75%	3.88%	(0.13)%

Average Balances

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Loans	$229,991	$199,556	$30,435	15.25%
Securities - taxable	14,768	20,973	(6,205)	(29.59)
Securities - nontaxable	1,812	6,807	(4,995)	(73.38)
Other interest - earning assets	29,080	17,524	11,556	65.94

Total interest-earning assets	275,651	244,860	30,791	12.57

Savings deposits	38,358	34,338	4,020	11.71
Money market	40,045	42,792	(2,747)	(6.42)
Demand deposit account	53,284	55,695	(2,411)	(4.33)
Certificates of deposit	78,256	71,421	6,835	9.57

Total deposits	209,943	204,246	5,697	2.79
Borrowings	23,996	14,802	9,194	62.11

Total interest-bearing liabilities	233,939	219,048	14,891	6.80

Net interest-earning assets	$41,712	$25,812	$15,900	61.60%

Interest Income. Interest income increased primarily due to our growth in loans, our highest earning asset.

Interest income and fees on loans increased as the increase in the average balance of loans more than offset a decrease in the average yield on our loans. The average yield on our loan portfolio decreased, reflecting an increase in nonaccrual loans and a lower market interest rate environment.

Interest income on taxable securities decreased from a decline in the average balance and average yield of our taxable securities. The decline in the average yield on our taxable securities portfolio resulted from lower market interest rates.

Interest Expense. Interest expense decreased as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of certificates of deposit, reflecting our successful efforts to lengthen our liabilities.

During the September 2012 quarter, we utilized deposits and overnight and short-term advances to fund loans.

Net Interest Income. Net interest income increased as our net interest-earning assets increased. In contrast, our net interest rate spread decreased to 3.66% from 3.79%, and we experienced a 13 basis point decrease in our net interest margin to 3.75% from 3.88%.

Provision for Loan Losses. We recorded a provision for loan losses of $155,000 for the three months ended September 30, 2012, compared to $309,000 for the same period in 2011. The decrease in the provision for loan losses was primarily attributable to a higher degree of loss exposures in the third quarter of 2011.

Summary of Noninterest Income.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Noninterest income:
Service charges	$290	$317	$(27)	(8.52)%
Gain on sale of securities available for sale	128	120	8	6.67
Gain on sale of mortgage loans	630	354	276	77.97
Increase in cash surrender value of BOLI	67	59	8	13.56
Other	106	73	33	45.21

Total noninterest income	$1,221	$923	$298	32.29%

Noninterest Income. Noninterest income increased primarily due to gains on sale of mortgage loans. Our origination, sale and resulting gains on one-to-four family residential loans in the secondary market is dependent upon relative customer demand, and can be affected by current and anticipated market interest rates.

Service charges decreased as a result of lower NSF charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income increased due primarily to transaction-based fee income generated from the Bank’s mortgage warehouse business.

Summary of Noninterest Expense.

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Noninterest expense:
Compensation and benefits	$1,650	$1,446	$204	14.11%
Occupancy costs	262	278	(16)	(5.76)
Equipment expense	32	63	(31)	(49.21)
Data processing expense	146	118	28	23.73
ATM expense	83	98	(15)	(15.31)
Professional and outside services	336	216	120	55.56
Stationery and supplies	19	16	3	18.75
Marketing	49	36	13	36.11
FDIC insurance assessments	63	30	33	110.00
Operations from OREO	21	47	(26)	(55.32)
Provision for losses on OREO	11	11	—	0.00
Other	183	218	(35)	(16.06)

Total noninterest expense	$2,855	$2,577	$278	10.79%

Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, professional and outside services and FDIC insurance assessments, partially offset by a decrease in equipment expense, operations from OREO and other noninterest expense.

Compensation and benefits increased due to higher salary levels and mortgage commission expense, and additional personnel associated with the mortgage warehouse business. Professional and outside services reflects higher outside information technology (“IT”) costs and expenses associated with the Company’s public filing requirements with the SEC, partially offset by lower outside consultant fees incurred for general corporate purposes. FDIC insurance assessments increased due to a higher asset base and assessment rate. Equipment expense decreased as a result of cost cutting efforts by management to lower equipment maintenance costs. Operations from OREO decreased due to a higher degree of various holding costs related to other real estate owned in the 2011 period. Other noninterest expense decreased as a result of lower legal expenses related to loan matters and mortgage servicing costs.

Income Tax Expense. We recorded income tax expense of $253,000 for the three months ended September 30, 2012, compared to income tax expense of $80,000 for the same period in 2011. Our effective tax rate was 31.8% for the three months ended September 30, 2012, compared to 19.4% for the three months ended September 30, 2011. The increase in the effective tax rate is due to a decrease in certain factors, including permanent differences related to tax exempt income.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General. We recorded net income of $1.1 million for the nine months ended September 30, 2012, compared to net income of $767,000 for the same period last year. Net interest income increased by $697,000 to $7.7 million for the nine months ended September 30, 2012 from $7.0 million for the nine months ended September 30, 2011 and noninterest income increased by $946,000, which was partially offset by a higher provision for loan losses of $137,000 and noninterest expense of $1.0 million.

Summary of Net Interest Income.

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2012	2011		% Change
Interest income:
Interest and fees on loans	$8,421	$7,856	$565	7.19%
Securities - taxable	135	279	(144)	(51.61)
Securities - nontaxable	92	131	(39)	(29.77)
Other interest - earning assets	104	77	27	35.06

Total interest income	8,752	8,343	409	4.90

Interest expense:
Savings deposits	36	60	(24)	(40.00)
Money market	61	117	(56)	(47.86)
Demand deposit account	53	79	(26)	(32.91)
Certificates of deposit	704	792	(88)	(11.11)

Total deposits	854	1,048	(194)	(18.51)
Borrowings	243	337	(94)	(27.89)

Total interest expense	1,097	1,385	(288)	(20.79)

Net interest income	$7,655	$6,958	$697	10.02%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	Nine Months Ended September 30,		Increase
	2012	2011	(decrease)
Loans	5.03%	5.33%	(0.30)%
Securities - taxable	1.26%	1.88%	(0.62)
Securities - nontaxable	3.40%	3.59%	(0.19)
Other interest - earning assets	0.54%	0.50%	0.04

Total interest-earning assets	4.37%	4.60%	(0.23)

Savings deposits	0.13%	0.24%	(0.11)
Money market	0.21%	0.37%	(0.16)
Demand deposit account	0.13%	0.18%	(0.05)
Certificates of deposit	1.25%	1.58%	(0.33)
Total deposits	0.56%	0.70%	(0.14)
Borrowings	1.30%	2.88%	(1.58)

Total interest-bearing liabilities	0.64%	0.86%	(0.22)

Net interest rate spread	3.73%	3.74%	(0.01)
Net interest margin	3.82%	3.84%	(0.02)%

Average Balances

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2012	2011	(Decrease)	% Change
Loans	$223,217	$196,585	$26,632	13.55%
Securities - taxable	14,287	19,810	(5,523)	(27.88)
Securities - nontaxable	3,604	4,865	(1,261)	(25.92)
Other interest - earning assets	26,211	20,539	5,672	27.62

Total interest-earning assets	267,319	241,799	25,520	10.55

Savings deposits	36,639	33,591	3,048	9.07
Money market	38,943	41,744	(2,801)	(6.71)
Demand deposit account	53,975	57,174	(3,199)	(5.60)
Certificates of deposit	74,958	66,911	8,047	12.03

Total deposits	204,515	199,420	5,095	2.55
Borrowings	25,008	15,583	9,425	60.48

Total interest-bearing liabilities	229,523	215,003	14,520	6.75

Net interest-earning assets	$37,796	$26,796	$11,000	41.05%

Interest Income. Interest income increased primarily due to our growth in loans, our highest earning asset.

Interest income and fees on loans increased as the increase in the average balance of loans more than offset a decrease in the average yield on our loans. The average yield on our loan portfolio decreased, reflecting an increase in nonaccrual loans and a lower market interest rate environment.

Interest income on taxable securities decreased from a decline in the average balance and average yield of our taxable securities. The decline in the average yield on our taxable securities portfolio resulted from lower market interest rates.

Interest Expense. Interest expense decreased as the decrease in the average cost of deposits more than offset the increase in the average balance of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of certificates of deposit, reflecting our successful efforts to lengthen our liabilities.

During the nine months ended September 30, 2012, we utilized deposits and overnight and short-term advances to fund loans.

Net Interest Income. Net interest income increased as our net interest-earning assets increased. In contrast, our net interest rate spread decreased to 3.73% from 3.74%, and we experienced a 2 basis point decrease in our net interest margin to 3.82% from 3.84%.

Provision for Loan Losses. We recorded a provision for loan losses of $857,000 for the nine months ended September 30, 2012, compared to $720,000 for the same period in 2011. The increase in the provision for loan losses was primarily attributable to an increase in the loss experience factors used to determine the general allowance for loan losses.

Summary of Noninterest Income.

	Nine Months Ended September 30,		Increase (Decrease)	% Change
(Dollars in thousands)	2012	2011
Noninterest income:
Service charges	$858	$951	$(93)	(9.78)%
Gain on sale of securities available for sale	628	322	306	95.03
Gain on sale of mortgage loans	1,509	883	626	70.89
Increase in cash surrender value of BOLI	180	135	45	33.33
Other	272	210	62	29.52

Total noninterest income	$3,447	$2,501	$946	37.82%

Noninterest Income. Noninterest income increased primarily due to gains on sale of securities available for sale and mortgage loans. Gains on sale of securities are not stable sources of income and there is no assurance that the Company will generate such gains in the future. Our origination, sale and resulting gains on one-to-four family residential loans in the secondary market is dependent upon relative customer demand, and can be affected by current and anticipated market interest rates.

Service charges decreased as a result of lower NSF charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income increased due primarily to transaction-based fee income generated from the Bank’s mortgage warehouse business, partially offset by lower fees from sales of investment and insurance products.

Summary of Noninterest Expense.

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	Increase (Decrease)	% Change
Noninterest expense:
Compensation and benefits	$4,610	$4,049	$561	13.86%
Occupancy costs	758	804	(46)	(5.72)
Equipment expense	156	194	(38)	(19.59)
Data processing expense	416	356	60	16.85
ATM expense	239	286	(47)	(16.43)
Professional and outside services	1,014	739	275	37.21
Stationery and supplies	70	82	(12)	(14.63)
Marketing	159	124	35	28.23
FDIC insurance assessments	162	200	(38)	(19.00)
Operations from OREO	87	178	(91)	(51.12)
Provision for losses on OREO	255	11	244	2,218.18
Other	861	721	140	19.42

Total noninterest expense	$8,787	$7,744	$1,043	13.47%

Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, professional and outside services, provision for losses on OREO and other noninterest expense, partially offset by lower costs from operations from OREO and a decrease in occupancy costs and equipment expense.

Compensation and benefits increased due to higher salary levels and mortgage commission expense, and additional personnel associated with the mortgage warehouse business. Occupancy costs decreased due to lower depreciation expense as a result of items being fully depreciated in 2011. Equipment expense decreased as a result of cost cutting efforts by management to lower maintenance costs. Professional and outside services reflects higher outside information technology (“IT”) costs and expenses associated with the Company’s public filing requirements with the SEC, partially offset by lower outside consultant fees incurred for general corporate purposes. The provision for losses on OREO increased due primarily to a write-down on a property secured by commercial real estate. Operations from OREO decreased due to a higher degree of various holding costs related to other real estate owned in 2011. Other noninterest expense increased due to a provision for loss on a fraudulent wire transfer transaction, partially offset by lower legal expenses related to loan matters and mortgage servicing costs.

During the three months ended March 31, 2012, the Bank experienced a fraudulent wire transfer from a customer’s account. The Company accrued and expensed the $50,000 deductible under its insurance policy during the same period. In August, 2012, the Company was notified by its insurance carrier that its claim for reimbursement of loss was denied. The Company provided for an additional loss of $228,000 in connection with this incident during the three months ended June 30, 2012. Although the Company has provided for a total loss of $278,000, the Company strongly disagrees with the position taken by its insurance carrier and is challenging this decision.

Income Tax Expense. We recorded income tax expense of $402,000 for the nine months ended September 30, 2012, compared to income tax expense of $228,000 for the same period in 2011. Our effective tax rate was 27.6% for the nine months ended September 30, 2012, compared to 22.9% for the nine months ended September 30, 2011. The increase in the effective tax rate is due to a decrease in certain factors, including permanent differences related to tax exempt income.

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

	For the Three Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans, net	229,991	2,832	4.93%	199,556	2,667	5.35%
Taxable investment securities	14,768	52	1.41%	20,973	80	1.53%
Nontaxable investment securities	1,812	16	3.53%	6,807	61	3.58%
Total other interest-earning assets	27,857	36	0.52%	16,569	22	0.53%
FHLB of Dallas stock	1,223	1	0.33%	955	1	0.42%

Total interest-earning assets	275,651	2,937	4.26%	244,860	2,831	4.62%
Non-interest-earning assets	17,530			17,162

Total assets	293,181			262,022

Interest-bearing liabilities:
Savings deposits	38,358	9	0.09%	34,338	18	0.21%
Money market	40,045	19	0.19%	42,792	32	0.30%
Demand deposit accounts	53,284	17	0.13%	55,695	22	0.16%
Certificates of deposit	78,256	235	1.20%	71,421	272	1.52%

Total deposits	209,943	280	0.53%	204,246	344	0.67%
Borrowings	23,996	73	1.22%	14,802	112	3.03%
Other liabilities	—	—		—	—

Total interest-bearing liabilities	233,939	353	0.60%	219,048	456	0.83%
Non-interest-bearing liabilities	26,406			10,332

Total liabilities	260,345			229,380
Equity	32,836			32,642

Total liabilities and equity	293,181			262,022

Net interest income		2,584			2,375

Net interest rate spread (2)			3.66%			3.79%

Net interest-earning assets (3)	41,712			25,812

Net interest margin (4)			3.75%			3.88%

Average interest-earning assets to interest-bearing liabilities			117.83%			111.78%

(1)	Yields and rates for the three months ended September 30, 2012 and 2011 are annualized.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
Interest-earning assets:
Loans, net	223,217	8,421	5.03%	196,585	7,856	5.33%
Taxable investment securities	14,287	135	1.26%	19,810	279	1.88%
Nontaxable investment securities	3,604	92	3.40%	4,865	131	3.59%
Total other interest-earning assets	24,794	100	0.54%	19,585	74	0.50%
FHLB of Dallas stock	1,417	4	0.38%	954	3	0.42%

Total interest-earning assets	267,319	8,752	4.37%	241,799	8,343	4.60%
Non-interest-earning assets	17,219			15,290

Total assets	284,538			257,089

Interest-bearing liabilities:
Savings deposits	36,639	36	0.13%	33,591	60	0.24%
Money market	38,943	61	0.21%	41,744	117	0.37%
Demand deposit accounts	53,975	53	0.13%	57,174	79	0.18%
Certificates of deposit	74,958	704	1.25%	66,911	792	1.58%

Total deposits	204,515	854	0.56%	199,420	1,048	0.70%
Borrowings	25,008	243	1.30%	15,583	337	2.88%
Other liabilities	—	—		—	—

Total interest-bearing liabilities	229,523	1,097	0.64%	215,003	1,385	0.86%
Non-interest-bearing liabilities	22,000			9,558

Total liabilities	251,523			224,561
Equity	33,015			32,528

Total liabilities and equity	284,538			257,089

Net interest income		7,655			6,958

Net interest rate spread (2)			3.73%			3.74%

Net interest-earning assets (3)	37,796			26,796

Net interest margin (4)			3.82%			3.84%

Average interest-earning assets to interest-bearing liabilities			116.47%			112.46%

(1)	Yields and rates for the nine months ended September 30, 2012 and 2011 are annualized.
(2)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the nine months ended September 30, 2012, our liquidity ratio averaged 12.85%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $27.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.7 million at September 30, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our consolidated financial statements.

At September 30, 2012, we had $24.3 million in loan commitments outstanding, including $16.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2012 totaled $36.4 million, or 15.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the nine months ended September 30, 2012 and 2011 we originated $135.1 million and $98.9 million of loans, including unfunded commitments, respectively. We purchased $12.6 million and $31.6 million of securities during the nine months ended September 30, 2012 and 2011, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $24.9 million and $21.3 million for the nine months ended September 30, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Borrowings decreased by $1.7 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Dallas, which provides an additional source of funds. Federal Home Loan Bank advances decreased $1.7 million to $24.3 million at September 30, 2012. At September 30, 2012, we had remaining credit available under the FHLB of Dallas program of $102.7 million.

SharePlus Federal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, SharePlus Federal Bank exceeded all regulatory capital requirements. SharePlus Federal Bank is considered “well capitalized” under regulatory guidelines. See Note 8 — Regulatory Capital of the notes to the consolidated financial statements.

Nonperforming Assets

Nonperforming Loans. At September 30, 2012, our nonaccrual loans totaled $8.4 million. The non-accrual loans consisted of five single-family residential loans totaling $1.7 million with $94,000 in allocated allowances, one consumer loan totaling $12,000 with $3,000 in allocated allowances, and four commercial real estate loans totaling $6.7 million with $425,000 in allocated allowances. These commercial real estate loans remained current at September 30, 2012.

For the nine months ended September 30, 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $492,000. Interest income recognized on such loans for the nine months ended September 30, 2012 was $418,000.

At September 30, 2012, we had a total of 16 loans that were not currently classified as non-accrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as non-accrual, 90 days past due or troubled debt restructurings. Two of these loans are automobile loans with an aggregate principal balance of $25,000 and were made to individuals who declared personal bankruptcy. Twelve of these loans, with an aggregate balance of $2.5 million are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a land loan totaling $246,000 with guarantors who recently brought the loan current and also made a $50,000 principal reduction. One of these loans is a commercial real estate loan totaling $328,000 that is current but the premises remain unoccupied at the present time. The borrower has this property under contract for sale, and this transaction is expected to close prior to year end.

Troubled Debt Restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At September 30, 2012, we had $197,000 of troubled debt restructurings (not included in nonaccrual loans) related to four consumer loans totaling $14,000 and one residential loan totaling $183,000. Of this $197,000 in troubled debt restructurings (not included in nonaccrual loans), one loan totaling $183,000 was past due between 30-89 days.

Other Real Estate Owned. At September 30, 2012, we had $1.5 million in other real estate owned, consisting of one commercial real estate property.

Classification of Assets. Assets that do not expose us to risk sufficient to warrant classification, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of September 30, 2012, we had $1.1 million of assets designated as special mention with no allocated allowances.

When we classify assets as either substandard nonaccrual or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2012, substandard assets consisted of loans of $10.6 million with an allocated allowance of $522,000 and other real estate owned of $1.5 million. There were no doubtful or loss assets at September 30, 2012.

As of September 30, 2012, our largest substandard asset was a $2.0 million commercial real estate loan collateralized by 119 acres of raw land located in Celina, Texas. The loan was originated in February 2008 to a developer who purchased the property for residential development. The land was appraised at $4.4 million in early 2008 and the loan to value was 47% at the time the loan was originated. The Bank had the property appraised again in December 2011. The appraised value was $2.3 million resulting in a loan to value of 87%. In February 2012, the borrower missed his quarterly payment and this loan was placed on non-accrual. The borrower subsequently brought the loan current and the loan now has interest reserves in place.

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

The allowance for loan losses increased $536,000, or 30.6%, to $2.3 million at September 30, 2012 from $1.8 million at December 31, 2011. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, increased to 0.99% at September 30, 2012 as compared to 0.80% at December 31, 2011. The allowance for loan losses as a percentage of nonperforming loans increased to 26.71% at September 30, 2012 from 24.96% at December 31, 2011. The increase was attributable primarily to an increase in the loss experience factors used to determine the general allowance for loan losses and allowances allocated to one single-family loan and one commercial real estate loan, which are both classified as troubled debt restructurings.

Substandard (including substandard nonaccrual) loans increased to $10.6 million at September 30, 2012 from $8.7 million at December 31, 2011. Nonperforming loans, including troubled debt restructurings not included in nonaccrual loans, increased to $8.6 million at September 30, 2012 from $7.0 million at December 31, 2011. Nonperforming loans are evaluated to determine impairment.

Impaired loans with valuation allowances were $3.4 million at September 30, 2012, and the related valuation allowance for loan losses was $522,000. Impaired loans without specific valuation allowances were $5.2 million at September 30, 2012.

To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2012 and December 31, 2011.

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

There were no changes in our nonaccrual or charge-off policies during the nine months ended September 30, 2012 or 2011. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs)
July 1, 2012 through July 31, 2012	5,750	$13.04	5,750	55,300
August 1, 2012 through August 31, 2012	35,200	$13.05	35,200	20,100
September 1, 2012 through September 30, 2012	—	$—	—	20,100

Total	40,950	$13.05	40,950

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

SP BANCORP, INC.

Date: November 13, 2012	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: November 13, 2012	/s/ Suzanne C. Salls
Suzanne C. Salls
Senior Vice President and Chief Financial Officer