Form 10-K
period 2012-12-31
SP Bancorp, Inc.
filed 2013-03-06
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number: 001-34933

SP BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3347359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5224 West Plano Parkway, Plano, Texas	75093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 931-5311

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the Nasdaq Stock Market, was approximately $17.9 million.

As of February 28, 2013, there were issued and outstanding 1,638,750 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, and any adjournment or postponement thereof, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART I

ITEM 1. Business

SP Bancorp, Inc.

SP Bancorp, Inc. (“SP Bancorp”) was incorporated as a Maryland corporation on June 16, 2010 and owns all of the outstanding shares of common stock of SharePlus Federal Bank (the “Bank”) as a result of the Bank’s conversion from a federal mutual savings bank to a capital stock savings bank on October 29, 2010. In its initial public offering, SP Bancorp issued a total of 1,725,000 shares of common stock, par value $0.01 per share (“common stock”), at a price of $10 per share for aggregate gross proceeds of $17.3 million.

SP Bancorp has not engaged in any business to date other than owning the common stock of the Bank. When using the terms “we,” “us,” “our,” or the “Company,” we are referring to SP Bancorp and the Bank on a consolidated basis.

As of December 31, 2012, we had $288.1 million of total assets, $229.6 million of loans, net, including loans held for sale, $232.3 million of deposits and $33.0 million of total stockholders’ equity on a consolidated basis.

All information presented in this Annual Report on Form 10-K (this “Annual Report”) that relates to a period prior to the completion of our initial public offering on October 29, 2010, including the consolidated financial data presented as of and for the years ended December 31, 2009 and earlier, refers to the Bank.

Our executive offices are located at 5224 W. Plano Parkway, Plano, Texas 75093. Our telephone number at this address is (972) 931-5311. Our website address is www.shareplus.com. A copy of this Annual Report is available on our website. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

SharePlus Federal Bank

The Bank is a federally chartered savings bank headquartered in Plano, Texas. The Bank was originally chartered in 1958 as a federal credit union serving the employees and family members of Frito-Lay, Inc. Over the years and through a series of mergers, the credit union also grew to serve the employees and family members of YUM! Brands, Inc., A&W Restaurants, Inc., KFC Corporation, Long John Silver’s, Inc., Pizza Hut, Inc., Taco Bell Corp., and various PepsiCo divisions, as well as dozens of other companies that provided credit union benefits to their employees. Throughout this Annual Report these companies are sometimes referred to as our former sponsor companies.

We converted to a federal savings bank on October 1, 2004. The objective of the charter conversion was to implement our business strategy of broadening our banking services into residential mortgage lending as well as commercial real estate and business lending. This has allowed us to better serve the needs of our customers and the local communities in which we operate and compete more effectively with other financial service providers.

We provide financial services to individuals, families and businesses through our six banking offices. In addition to our headquarters in Plano, Texas, we operate two branch offices located in the Dallas/Fort Worth Metroplex area. Additionally, we operate two branch offices in Louisville, Kentucky and one branch office in Irvine, California. Four of our five branch offices are located within corporate facilities of our former sponsor companies. We are in the process of converting our branch in Louisville, Kentucky into a limited service agency office and have filed a notice with the Office of the Comptroller of the Currency (the “OCC”) to accomplish this conversion. Because of their location within corporate offices, the substantial majority of the customers of these branches are employees of these former sponsor companies.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, home equity loans and lines of credit, commercial real estate loans, consumer loans (consisting primarily of automobile loans) and commercial business loans. At December 31, 2012, $204.5 million, or 88.4% of our total loan portfolio was comprised of residential and commercial real estate loans. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third-party brokerage arrangement.

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

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report, except as may be required by applicable law.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;

•	changes in federal, state and local tax rates;

•	our ability to attract and retain key personnel;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. See “Risk Factors” for additional risks and uncertainties that may affect our business.

Market Area

Dallas-Fort Worth Metroplex

Our primary market area consists of the communities located in the Dallas-Fort Worth-Arlington metropolitan statistical area (“MSA”), which includes the cities of Plano and Dallas and Collin County and Dallas County. This region is also known as the “Dallas-Fort Worth Metroplex” or the “DFW Metroplex” and encompasses 12 counties in North Texas. The city of Plano is an affluent suburb, north of Dallas and is the ninth largest city in the state.

Plano is the corporate headquarters for some of the country’s largest and most recognized companies with the following companies having their headquarters (or major regional offices) in Plano: Adams Golf, Capital One Auto Finance, Dr. Pepper Snapple Group (formerly Cadbury Schweppes Americas Beverages), Cinemark Theatres, Frito Lay, J.C. Penney, Dell Perot Systems and Rent-A-Center.

The total area of the DFW Metroplex contains 9,286 square miles. Its size makes it larger than the area of Rhode Island and Connecticut combined. The DFW Metroplex has historically produced approximately 30% of the Texas gross state product.

The population of the DFW Metroplex was estimated to be over 6.5 million in 2011 and experienced a 23.4% growth rate between 2000 and 2010. The population expansion in the DFW Metroplex exceeded the national and state population growth rates from 2000 to 2010. The population in Collin County was estimated at approximately 812,000 in 2011 and has experienced significant growth in recent years. The Collin County population increased by 59.1% in the 2000 to 2010 period and is projected to increase by 36.3% in the 2010 to 2015 period.

In addition to serving the DFW Metroplex, we also serve retail customers (primarily employees of our former sponsor companies) through branches located in corporate facilities of our former sponsor companies in Louisville, Kentucky and Irvine, California.

Irvine, California

Irvine is located in Orange County, California, which was developed in the 1960s as a planned community.

In 2010, the population of Irvine was approximately 212,000, representing growth of 48.4% since 2000. From 2000 through the end of 2009, the population expansion in Irvine exceeded the national and state population growth rates. Irvine is home to several universities including the University of California, Irvine, as well as a number of corporations, particularly in the technology and semiconductor sectors.

Louisville, Kentucky

Louisville is the largest city in the state of Kentucky and is located in Jefferson County near the Ohio River in north-central Kentucky.

The population of Louisville was approximately 742,000 in 2010, representing growth of 189.2% since 2000. Louisville is home to the University of Louisville and many major corporations and organizations.

Competition

We face intense competition in our market area, both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Many of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas. As of June 30, 2012, we ranked 69th in FDIC-insured deposit market share (out of 178 bank and thrift institutions with offices in the Dallas-Fort Worth-Arlington, Texas, MSA) with a 0.11% market share. Such data does not reflect deposits held by credit unions.

Lending Activities

Our principal lending activities include the origination of mortgage loans secured by residential and commercial real estate, home equity loans, including lines of credit and home improvement loans, consumer loans (consisting primarily of automobile loans) and commercial business loans.

Loan Portfolio Composition. The table below sets forth the composition of our loan portfolio, including loans held for sale, by type of loan, at the dates indicated.

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One-to-four-family residential	$162,985	70.46%	$155,497	71.08%	$143,929	73.38%	$125,418	72.96%	$116,813	70.87%
Home Equity (1)	8,564	3.70	9,612	4.40	10,112	5.15	8,996	5.23	9,051	5.49
Commercial real estate	41,489	17.94	38,348	17.53	29,303	14.94	22,615	13.16	17,498	10.62
Consumer Loans:
Automobile and other vehicles	3,451	1.49	5,321	2.43	7,195	3.67	9,892	5.75	15,525	9.42
Signature (2)	1,341	0.58	1,711	0.78	1,806	0.92	2,072	1.21	2,533	1.54
Other (3)	968	0.42	1,286	0.59	1,334	0.68	1,536	0.89	2,176	1.32
Commercial business loans	12,505	5.41	6,986	3.19	2,473	1.26	1,369	0.80	1,225	0.74

Total loans	$231,303	100.00%	$218,761	100.00%	$196,152	100.00%	$171,898	100.00%	$164,821	100.00%

Other items:
Premiums on mortgage pools (4)	66		71		106		51		76
Deferred loan origination costs, net	629		494		532		458		515
Allowance for loan losses	(2,420)		(1,754)		(2,136)		(940)		(480)

Total loans, net	$229,578		$217,572		$194,654		$171,467		$164,932

(1)	Includes home equity loans, home equity lines of credit and home improvement loans.
(2)	Signature loans are unsecured.
(3)	Includes loans on recreational vehicles, boats, certificates of deposit and other securities and other secured loans.
(4)	Represents the premium over par value paid for purchased loans. The premium is amortized on a monthly basis as an adjustment to yield.

Loan Portfolio Maturities and Yields. The table below sets forth the scheduled repayments of our loan portfolio at December 31, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four family residential		Home equity		Commercial real estate		Automobile and other vehicles
Due during the years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2013	$33,444	5.01%	$25	6.28%	$9,253	6.00%	$204	6.39%
2014	4	7.32%	41	7.27%	6,683	6.33%	428	5.96%
2015	955	4.65%	151	6.33%	1,711	5.13%	1,015	5.31%
2016—2017	304	6.95%	225	7.27%	11,508	5.34%	1,668	4.96%
2018—2022	3,602	6.87%	1,404	6.56%	12,167	5.43%	130	4.10%
2023—2027	9,334	4.93%	1,830	7.44%	—	—%	6	—%
2028 and beyond	115,342	4.57%	4,888	4.36%	167	6.50%	—	—%

Total loans	$162,985	4.74%	$8,564	5.51%	$41,489	5.68%	$3,451	5.23%

	Signature		Other		Commercial business		Total
Due during the years ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2013	$969	10.87%	$292	3.63%	$5,089	5.54%	$49,276	5.37%
2014	77	11.60%	97	6.01%	740	5.77%	8,070	6.31%
2015	156	12.16%	195	4.82%	1,957	5.63%	6,140	5.44%
2016—2017	93	12.17%	111	6.07%	3,459	6.20%	17,368	5.57%
2018—2022	14	9.29%	194	7.07%	501	4.54%	18,012	5.70%
2023—2027	32	9.00%	—	5.99%	759	7.15%	11,961	5.47%
2028 and beyond	—	—%	79	6.35%	—	—%	120,476	4.56%

Total loans	$1,341	11.09%	$968	5.29%	$12,505	5.63%	$231,303	5.03%

The table below sets forth fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013:

	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
One-to-four-family residential	$47,943	$81,599	$129,542
Home Equity	3,342	5,197	8,539
Commercial real estate	20,049	12,186	32,235
Consumer Loans:
Automobile and other vehicles	3,246	—	3,246
Signature	373	—	373
Other	677	—	677
Commercial business loans	5,918	1,498	7,416

Total loans	$81,548	$100,480	$182,028

One- to Four-Family Residential Mortgage Loans. At December 31, 2012, $163.0 million, or 70.5% of our total loan portfolio consisted of one- to four-family residential mortgage loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) and non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years. As of December 31, 2012, we had 19 one- to four-family residential mortgage loans with balances greater than $1.0 million. At December 31, 2012, fixed-rate one- to four-family residential mortgage loans, including mortgage warehouse loans, totaled $81.0 million and adjustable-rate one- to four-family residential mortgage loans totaled $82.0 million.

We offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for three, five, seven or ten years and amortize over a period up to 30 years. We do not offer discounted or teaser rates on our adjustable-rate mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes. However, it is not uncommon for single-family houses in parts of our Collin County and Dallas County market area to have market prices well in excess of this amount. At December 31, 2012, we had 55 one- to four-family residential mortgage loans that had principal balances in excess of $750,000. At that date, our average one- to four-family residential mortgage loan had a principal balance of $270,739. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We typically originate adjustable-rate jumbo loans with an initial fixed-rate period of three, five, seven or ten years and which then adjust annually. Additionally, we occasionally will originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2012, our largest one- to four-family residential mortgage loan had an outstanding balance of $2.5 million, was secured by a single family residence in Dallas, Texas, and was performing in accordance with its terms.

We also originate first-lien mortgage loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrower obtains private mortgage insurance. We generally do not originate loans with a loan-to-value ratio in excess of 90% without private mortgage insurance or government guarantees. On occasion we originate a first-lien mortgage loan with a loan-to-value of 80% with a second-lien loan for an additional 10% loan-to-value with no private mortgage insurance

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Generally, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years and sell into the secondary mortgage market most of our long-term, fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more. Such loans are sold on a servicing-released basis without recourse but with early-payment default provisions (generally, if one of the first three or four payments becomes 90 days or more past-due, depending on the investor). No loans were required to be repurchased during 2011 or 2012. We generally retain in our portfolio a small percentage of these long-term, fixed-rate loans if we determine that doing so is warranted due to the customer relationship.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from three to ten years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on the London Interbank Offered Rate, adjusted to a constant maturity of one year, as published weekly by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), subject to periodic and lifetime limitations on interest rate changes. Generally, the initial change in interest rates on our adjustable-rate mortgage loans cannot exceed two percentage points, subsequent interest rate changes cannot exceed two percentage points and total interest rate changes cannot exceed six percentage points over the life of the loan.

Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans, primarily because the underlying debt service payments of the borrowers increase as interest rates rise, thereby increasing the potential for default and higher rates of delinquency. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Since changes in the interest rates on adjustable-rate mortgages may be limited by an initial fixed-rate period or by the contractual limits on periodic interest rate adjustments, adjustable-rate loans may not adjust as quickly to increases in interest rates as our interest-bearing liabilities.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 15 years. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans are typically underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan.

Home equity lines of credit are generally originated as revolving lines with adjustable-rates of interest. At December 31, 2012, the outstanding balance of revolving home equity lines of credit totaled $5.2 million, or 2.2% of our total loan portfolio, and the outstanding balance of term home equity loans totaled $3.4 million, or 1.5% of our total loan portfolio.

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

Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings, retail centers, owner-occupied offices, condominiums, developed lots and land. Loans secured by commercial real estate totaled $41.5 million, or 17.9% of our total loan portfolio, at December 31, 2012, and consisted of 49 loans outstanding with an average loan balance of approximately $0.7 million. Virtually all of the commercial real estate loans that we originate are secured by properties located in Texas. We do not actively pursue commercial lending opportunities in our Louisville, Kentucky and Irvine, California market areas, but will consider commercial business loan requests from existing customers in these areas.

Our commercial real estate loans are generally written for terms of up to five years with a 20 year amortization schedule. The rates are generally tied to the prime interest rate as reported in The Wall Street Journal and generally have a specified floor. In addition, we offer fixed rate products that typically do not exceed five years. Many of our commercial real estate loans are not fully amortizing and therefore require a “balloon” payment at maturity. We also originate fully amortizing commercial real estate loans. A portion of our commercial real estate loans are provided to borrowers following the completion of their real estate construction projects for which we provided the construction financing.

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

At December 31, 2012, our largest commercial real estate loan had an outstanding commitment of $3.0 million and an outstanding balance of $1.4 million. These funds were used to acquire land and construct a medical facility. This loan was performing in accordance with its terms at December 31, 2012 and was repaid during the first quarter of 2013.

Consumer Loans. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by certificates of deposits and other collateral, including marketable securities. We also offer unsecured consumer loans. We offer our consumer loans primarily to customers in our market area surrounding our Plano headquarters as well as our market areas surrounding our Louisville, Kentucky and Irvine, California branch offices. Most of our consumer loans are secured by automobiles. At December 31, 2012, our consumer loan portfolio totaled $5.8 million, or 2.5% of our total loan portfolio, of which $3.5 million were automobile loans. All of our automobile loans are direct; we do not make indirect automobile loans through dealers.

Our secured consumer loans totaled $4.4 million, or 1.9 % of our total loan portfolio at December 31, 2012, and consisted principally of auto loans. Additional secured consumer loans included recreational vehicle, motorcycle and boat loans. At December 31, 2012, our unsecured consumer loans totaled $1.3 million, or 0.6% of our total loan portfolio. These loans have either a fixed rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime interest rate as reported in The Wall Street Journal. At December 31, 2012, unfunded commitments on our unsecured lines of credit totaled $1.6 million.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy, among other factors.

Commercial Business Loans. We typically make various types of secured commercial business loans to customers in our Texas market areas for the purpose of acquiring equipment and for other general business purposes, including inventory and accounts receivable financing. The terms of these loans generally range from one year to a maximum of five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime interest rate as reported in The Wall Street Journal and generally subject to specified minimum rates. At December 31, 2012, we had 45 commercial business loans outstanding with an aggregate balance of $12.5 million, or 5.4% of our total loans. At December 31, 2012, the average commercial business loan balance was approximately $0.3 million.

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

We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $79.5 million of one- to four-family residential mortgage loans (primarily fixed-rate loans, with terms of 15 years or longer and occasionally a conforming adjustable-rate loan) during the year ended December 31, 2012. We had $7.3 million in loans held for sale at December 31, 2012. Generally we sell our residential mortgage loans on a servicing-released basis.

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

The Bank’s policies and loan approval limits are established by the Bank’s board of directors. Our Senior Vice President of Commercial Lending may approve secured commercial loans up to $100,000 and unsecured commercial loans up to $25,000. Similarly, our Senior Vice President of Retail Lending has authority to approve secured consumer loans up to $125,000, unsecured consumer loans up to $20,000 and mortgage loans to be sold on the secondary market up to $417,000 (or other super-conforming limits as applicable) on an un-aggregated basis. The mortgage loan underwriter has the authority to approve loans to be sold on the secondary-market on an un-aggregated basis up to $417,000 and second lien real estate secured loans for the purpose of purchase, home equity, and home improvements to be held in the loan portfolio up to $100,000. Consumer lending managers have authority to approve secured consumer loans up to $100,000 and unsecured consumer loans up to $10,000.

Aggregate lending relationships in amounts up to $750,000 for residential mortgage loans and in amounts up to $250,000 for commercial loans may be approved by our President and Chief Executive Officer. All commercial loans that result in aggregate indebtedness of $500,000 or more must be approved or ratified by a majority of the Bank’s Officers’ Loan Committee, consisting of our President and Chief Executive Officer, Chief Credit Officer, Senior Vice President of Retail Lending, Senior Vice President of Commercial Lending and Senior Vice President Mortgage Warehouse Lending. Commercial and residential relationships of $1 million or more are approved by the Credit Policy Committee consisting of four outside directors and our President and Chief Executive Officer. All approved mortgage loans in excess of $417,000 and all commercial loans are reported to the board of directors upon approval at the next regularly scheduled board meeting.

We generally require appraisals of all real property securing loans from a rotating list of independent, licensed, third-party appraisers. All appraisers are approved by the Bank’s board of directors annually.

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

With respect to our commercial real estate and commercial business lending, collection efforts are carried out directly by our commercial loan officers. Commercial loan officers review past due accounts weekly and contact delinquent borrowers immediately. Past due notices are typically sent to commercial real estate customers and commercial business customers when 15 days or more past due.

The accrual of interest on loans is discontinued when future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans, including troubled debt restructurings that are placed on nonaccrual status or charged off is offset against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	As of December 31,
	2012	2011	2010		2009	2008
	Amount	Amount	Amount		Amount	Amount
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four-family residential	$3,324	$207	$1,704	(2)	$421	$578
Home Equity	—	—	101		—	—
Commercial real estate	4,675 (1)	—	2,498	(3)	1,270	—
Consumer Loans:
Automobile and other vehicles	15	—	20		7	27
Signature	—	—	—		13	5
Other	—	—	—		—	—
Commercial business loans	—	—	125		—	—

Total non-accrual loans	8,014	207	4,448		1,711	610

Loans delinquent 90 days or greater and still accruing:
Mortgage loans:
One-to-four-family residential	—	—	—		—	—
Home Equity	—	—	—		—	—
Commercial real estate	—	—	—		—	—
Consumer Loans:
Automobile and other vehicles	—	—	—		—	—
Signature	—	—	—		—	—
Other	—	—	—		—	—
Commercial business loans	—	—	—		—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—		—	—

Troubled debt restructurings, not included in non-accrual loans:	10	6,819	997		1,717	860

Total non-performing loans	8,024	7,026	5,445		3,428	1,470

Other real estate owned and repossessed assets:
Mortgage loans:
One-to-four-family residential	—	—	—		—	—
Home Equity	—	—	—		—	—
Commercial real estate	1,477	1,824	—		—	—
Consumer Loans:
Automobile and other vehicles	—	—	—		—	8
Signature	—	—	—		—	—
Other	—	—	—		—	—
Commercial business loans	—	—	—		—	—

Total other real estate owned and repossessed assets	1,477	1,824	—		—	8

Total non-performing assets	$9,501	$8,850	$5,445		$3,428	$1,478

Ratios:
Non-performing loans to total loans	3.47%	3.21%	2.78%		1.99%	0.89%
Non-performing assets to total assets	3.30%	3.24%	2.28%		1.65%	0.77%

(1)	Includes one loan totaling $1.7 million that was sold during the first quarter of 2013.
(2)	Includes two loans with outstanding balances totaling $399,000 that were foreclosed during the first quarter of 2011.
(3)	Includes one loan totaling $2.0 million that was foreclosed during the first quarter of 2011.

For the year ended December 31, 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $0.6 million. Interest income recognized on such loans for the year ended December 31, 2012 was $0.5 million.

At December 31, 2012, our non-accrual loans totaled $8.0 million. The non-accrual loans consisted of seven one-to-four family residential loans, three commercial real estate loans and two consumer loans.

At December 31, 2012, we had a total of 13 loans that were not classified as non-accrual, 90 days past due or troubled debt restructurings, but for which we had known information leading management to have serious concerns about the ability of the borrowers under such loans to comply with present loan repayment terms, which could result in such loans being classified as non-accrual, 90 days past due or troubled debt restructurings.

Twelve of these loans, with an aggregate balance of $2.0 million are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a commercial real estate land loan totaling $0.2 million impacted by slow leasing activity and rental rates below original projections at the time of origination. This loan is current and continues to maintain significant interest reserves at the Bank.

Troubled Debt Restructurings. Troubled debt restructurings are defined under Accounting Standards Codification (“ASC”) 310-40 – Troubled Debt Restructurings by Creditors to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates and terms. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2012, we had $4.9 million of troubled debt restructurings comprised of two commercial real estate loans totaling $3.1 million, four consumer loans totaling $21,000 and five residential loans totaling $1.8 million. Of this $4.9 million in troubled debt restructurings, two loans totaling $0.2 million were past due between 30-89 days.

Delinquent Loans. The table below sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated:

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2012
Mortgage loans:
One-to-four-family residential	16	$2,818	1	$321	17	$3,139
Home Equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	1	12	—	—	1	12
Signature	—	—	—	—	—	—
Other	2	6	—	—	2	6
Commercial business loans	—	—	—	—	—	—

Total loans	19	$2,836	1	$321	20	$3,157

At December 31, 2011
Mortgage loans:
One-to-four-family residential	15	$2,618	2	$207	17	$2,825
Home Equity	2	27	—	—	2	27
Commercial real estate	—	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	2	17	—	—	2	17
Signature	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	19	$2,662	2	$207	21	$2,869

At December 31, 2010
Mortgage loans:
One-to-four-family residential	16	$1,984	11	$1,704	27	$3,688
Home Equity	3	51	3	101	6	152
Commercial real estate	2	1,844	2	2,498	4	4,342
Consumer Loans:
Automobile and other vehicles	8	46	3	20	11	66
Signature	5	6	—	—	5	6
Other	—	—	—	—	—	—
Commercial business loans	—	—	1	125	1	125

Total loans	34	$3,931	20	$4,448	54	$8,379

At December 31, 2009
Mortgage loans:
One-to-four-family residential	12	$1,616	10	$421	22	$2,037
Home Equity	1	34	—	—	1	34
Commercial real estate	—	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	10	66	1	7	11	73
Signature	3	10	1	13	4	23
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	26	$1,726	12	$441	38	$2,167

At December 31, 2008
Mortgage loans:
One-to-four-family residential	9	$3,674	6	$578	15	$4,252
Home Equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	13	127	5	27	18	154
Signature	14	31	1	5	15	36
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	36	$3,832	12	$610	48	$4,442

Total delinquent loans increased $0.3 million to $3.2 million at December 31, 2012 from $2.9 million at December 31, 2011. The net increase in delinquent loans was due primarily to an increase of $0.3 million in delinquent one- to four-family residential mortgage loans.

Other Real Estate Owned and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At December 31, 2012, we had $1.5 million in other real estate owned and other repossessed assets, consisting entirely of acquired commercial real estate.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2012, we had $0.2 million of assets designated as special mention.

When we classify assets as either substandard, nonaccrual or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2012, substandard assets consisted of loans of $10.2 million, with an allocated reserve of $703,000 and other real estate owned of $1.5 million. There were no doubtful or loss assets at December 31, 2012.

As of December 31, 2012, our largest substandard asset was a $1.7 million commercial real estate loan collateralized by two tracts of raw land totaling 11.05 acres located in Frisco, Texas. In February 2013, the Bank sold this loan resulting in a loss of less than $6,000.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) allocated allowances for impaired loans and (2) a general valuation allowance for non-impaired loans. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

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

In addition, as an integral part of their examination process, the OCC will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for loan losses increased $666,000, or 38.0%, to $2.4 million at December 31, 2012 from $1.8 million at December 31, 2011. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, increased to 1.05% at December 31, 2012 as compared to 0.80% at December 31, 2011. The allowance for loan losses as a percentage of nonperforming loans increased to 30.16% at December 31, 2012 from 24.96% at December 31, 2011. The increase was attributable primarily to an increase in the loss experience factors used to determine the general allowance for loan losses and allowances allocated to one single-family loan and two commercial real estate loans, two of which are classified as troubled debt restructurings.

Non-performing loans, including troubled debt restructurings not included in non-accrual loans, increased to $8.0 million at December 31, 2012 from $7.0 million at December 31, 2011. Non-accrual loans consisted of seven one- to four family residential mortgage loans totaling $3.3 million with $90,000 in allocated allowances, three commercial real estate loans totaling $4.7 million with $610,000 in allocated allowances and two consumer loans totaling $15,000 with an allocated allowance of $3,000. All commercial real estate loans were current at December 31, 2012. Impaired loans with an allowance for loan losses were $5.1 million at December 31, 2012. Impaired loans without an allowance for loan losses were $3.6 million at December 31, 2012.

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

There were no changes in our non-accrual policy during the years ended December 31, 2012 or 2011.

The table below sets forth activity in our allowance for loan losses as of the dates and for the years indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	Amount	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Balance at beginning of year	$1,754	$2,136	$940	$480	$380
Charge offs:
Mortgage loans:
One-to-four-family residential	297	497	252	57	99
Home Equity	28	63	—	—	—
Commercial real estate	—	697	—	—	—
Consumer Loans:
Automobile and other vehicles	—	4	13	116	23
Signature	5	53	44	38	85
Other	41	—	15	34	98
Commercial business loans	—	444	—	—	—

Total charge offs	371	1,758	324	245	305
Recoveries:
Mortgage loans:
One-to-four-family residential	2	—	41	—	—
Home Equity	4	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	1	7	17	6	3
Signature	5	10	3	12	11
Other	7	—	2	—	—
Commercial business loans	—	1	—	—	—

Total recoveries	19	18	63	18	14

Net charge-offs	(352)	(1,740)	(261)	(227)	(291)
Provision for loan losses	1,018	1,358	1,457	687	391

Balance at end of year	$2,420	$1,754	$2,136	$940	$480

Ratios:
Net charge-offs to average loans outstanding	0.16%	0.87%	0.15%	0.14%	0.20%
Allowance for loan losses to non-performing loans at end of year	30.16%	24.96%	39.23%	27.42%	32.65%
Allowance for loan losses to total loans at end of year	1.05%	0.80%	1.09%	0.55%	0.29%

Allocation of Allowance for Loan Losses. The table below sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	As of December 31,
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family residential	$731	70.5%	$778	71.1%	$736	73.4%
Home Equity	83	3.7	133	4.4	60	5.1
Commercial real estate	1,215	17.9	624	17.5	1,081	14.9
Consumer Loans:
Automobile and other vehicles	30	1.5	32	2.4	85	3.7
Signature	18	0.6	54	0.8	27	0.9
Other	17	0.4	3	0.6	16	0.7
Commercial business loans	326	5.4	130	3.2	131	1.3

Total loans	$2,420	100.0%	$1,754	100.0%	$2,136	100.0%

	As of December 31,
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family residential	$455	73.0%	$220	70.9%
Home Equity	33	5.2	17	5.5
Commercial real estate	293	13.1	61	10.6
Consumer Loans:
Automobile and other vehicles	107	5.8	135	9.4
Signature	23	1.2	24	1.6
Other	17	0.9	19	1.3
Commercial business loans	12	0.8	4	0.7

Total loans	$940	100.0%	$480	100.0%

Investments

The Bank’s Asset/Liability Management Committee (“ALCO Committee”), consisting of two outside directors, our President and Chief Executive Officer, our Chief Financial Officer, the Chief Credit Officer and the Controller, has primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors. Authority to make investments under approved guidelines is delegated to the Investment Committee, comprised of our President and Chief Executive Officer and our Chief Financial Officer. All investment transactions are reported to the ALCO Committee at its next meeting.

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

Our current investment policy does not permit speculative trading, repurchase agreements or reverse repurchase agreements, short sales, options, mortgage derivative products and other financial derivative products or purchases of high-risk mortgage securities. As a federal savings bank, the Bank is generally not permitted to invest in equity securities, although this general restriction does not apply to SP Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

We designate a security as held to maturity, available-for-sale, or trading, depending on our ability to sell the security and our intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio.

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

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family residential mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans underlying such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since generally there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Finally, mortgage-backed securities are assigned lower risk weightings for purposes of calculating our risk-based capital ratio.

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

All of the mortgage-backed securities and CMOs owned by the Bank are guaranteed by the U.S. Government or agencies thereof or by government sponsored enterprises.

Municipal Obligations. We invest in state, county and school district municipal bonds through both general obligation and revenue bonds, with maturities of up to 20 years. Our policy allows us to purchase such securities after the credit-worthiness of the issuer is established. No more than 15% of our capital can be invested in obligations of any one municipality or other state or local government.

Asset-Backed Securities. Asset-backed securities are securities in which the value and income payments are derived from and securitized by specified pools of underlying assets. All of the asset-backed securities owned by the Bank are substantially guaranteed by the U.S. Government.

Investment Securities Portfolio. The table below sets forth the composition of our investment securities portfolio at the dates indicated:

	As of December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Securities available for sale:
Municipals	$2,088	$2,132	$8,737	$9,122	$3,746	$3,585
Collateralized mortgage obligations	5,594	5,611	12,809	12,745	10,447	10,488
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLBC	4,940	4,964	3,228	3,230	8,021	8,003
Asset-backed securities substantially guaranteed by the United States Government	3,036	3,006	—	—	—	—

Total	$15,658	$15,713	$24,774	$25,097	$22,214	$22,076

Portfolio Maturities and Yields. The table below sets for the composition and maturities of the securities portfolio at December 31, 2012. At such date, all of our securities were held as available-for-sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis.

	More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Municipals	$—	—%	$2,088	3.10%	$2,088	3.10%
Collateralized mortgage obligations	—	—%	5,594	2.16%	5,594	2.16%
Mortgage-backed securities guaranteed by SBA, FNMA, GNMA and FHLBC	—	—%	4,940	1.62%	4,940	1.62%
Asset-backed securities substantially guaranteed by the United States Government	3,036	1.04%	—	—%	3,036	1.04%

Total	$3,036	—%	$12,622	—%	$15,658	1.90%

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

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand deposit accounts, money market accounts and certificates of deposit. At December 31, 2012, we had $351,000 in brokered deposits. All of our brokered deposits are managed through the Promontory Interfinancial Network, LLC (the “Promontory Network”). The Promontory Network offers the Certificate of Deposit Account Registry Service (“CDARS”) for certificates of deposit, and the Insured Cash Sweep (“ICS”) for money market accounts. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we use CDARS or ICS to place the funds into certificates of deposit or money market accounts issued by banks in the network so that the full amount of the deposit is insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Promontory Network matching system allows network members to exchange funds for a fee. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of the original deposit comes back to us.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2012, we had a total of $80.7 million in certificates of deposit, of which $34.7 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The table below sets forth the distribution of our average total deposit accounts, by account type, for the years indicated:

	For the Years Ended December 31,
	2012			2011			2010
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$21,726	9.54%	—%	$9,737	4.66%	—%	$6,370	3.37%	—%
Interest-bearing demand	53,555	23.51	0.13	56,653	27.09	0.17	51,875	27.48	0.25
Money market	39,049	17.14	0.21	41,262	19.73	0.33	36,471	19.32	0.71
Savings	36,851	16.17	0.11	33,343	15.94	0.22	33,319	17.65	0.26
Certificates of deposit	76,646	33.64	1.23	68,152	32.58	1.52	60,758	32.18	1.95

Total	$227,827	100.00%	0.55%	$209,147	100.00%	0.64%	$188,793	100.00%	0.88%

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $250,000 was approximately $10.8 million. The table below sets forth the maturity of those certificates as of December 31, 2012 (in thousands):

Three months or less	$1,289
Over three months through six months	521
Over six months through one year	907
Over one year through three years	7,621
Over three years	508

Total	$10,846

The table below sets forth certificates of deposit classified by interest rate at the dates indicated:

	As of December 31,
	2012	2011	2010
	(in thousands)
Less than 2%	$69,828	$58,913	$44,796
2.00%—2.99%	9,004	11,336	13,327
3.00%—3.99%	1,870	2,239	3,494
4.00%—4.99%	37	110	638

Total	$80,739	$72,598	$62,255

The table below sets forth, by interest rate ranges, information concerning our certificates of deposit:

	As of December 31, 2012
	Period to Maturity
	Less Than or Equal to One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total
	(in thousands)
Less than 2%	$32,827	$21,745	$12,160	$3,096	$69,828	86.49%
2.00%—2.99%	1,285	990	795	5,934	9,004	11.15
3.00%—3.99%	562	1,206	100	2	1,870	2.31
4.00%—4.99%	37	—	—	—	37	0.05

Total	$34,711	$23,941	$13,055	$9,032	$80,739	100.00%

Borrowings. Our borrowings primarily consist of advances from the Federal Home Loan Bank of Dallas. At December 31, 2012, we had available credit under the Federal Home Loan Bank advance program of $85.1 million. The table below sets forth information concerning balances and interest rates on our borrowings as of the dates and for the years indicated:

	As of and For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of year	$20,316	$25,978	$15,987
Average balance during year	$23,546	$20,711	$19,877
Maximum outstanding at any month end	$34,503	$41,979	$36,279
Weighted average interest rate at end of year	0.40%	1.16%	2.34%
Average interest rate during year	1.27%	2.16%	2.30%

Subsidiary Activities

The Bank is the wholly owned subsidiary of SP Bancorp. The Bank has no subsidiaries.

SUPERVISION AND REGULATION

General

The Bank is supervised and examined by the OCC and is subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Federal Reserve Board, which governs reserves to be maintained against deposits and other matters and the Consumer Financial Protection Bureau (the “CFPB”), which publishes regulations implementing the various consumer financial protection laws. The OCC examines the Bank and prepares reports based on its examination of the Bank for the consideration of its board of directors of any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board, the CFPB or Congress, could have a material adverse impact on the operations of SP Bancorp and the Bank.

As a savings and loan holding company, SP Bancorp is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board. SP Bancorp is also subject to federal securities laws and SEC rules and regulations. On July 21, 2011, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) the functions of the Office of Thrift Supervision (the “OTS”) relating to savings and loan holding companies and their non-bank subsidiaries, as well as rulemaking and supervision authority over savings and loan holding companies were transferred to the Federal Reserve Board.

Certain of the regulatory requirements that are applicable to the Bank and SP Bancorp are described below. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Bank and SP Bancorp, and is qualified in its entirety by reference to the actual statutes and regulations.

New Federal Legislation

The Dodd-Frank Act has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the OTS on July 21, 2011, the former primary federal regulator of both the Bank and SP Bancorp. The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like SP Bancorp, in addition to bank holding companies which it regulates. As a result, the Federal Reserve Board’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like SP Bancorp, unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to the Bank as described in “–Federal Banking Regulation–Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository institution subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created the CFPB with broad powers to regulate, supervise and enforce specified consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act also established that non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012 and Congress did not extend this temporary program. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs federal regulators, including, the Federal Reserve Board and the OCC, to promulgate rules applicable to financial institutions and their holding companies with more than $1 billion in assets prohibiting excessive compensation paid to financial institution officers, directors and employees, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

The Dodd-Frank Act contained a number of reforms related to mortgage origination and servicing. In January 2013, the CFPB published a series of very detailed and complex final rules that will impact mortgage origination and servicing once they become effective, generally in January 2014 unless noted below. Had these final rules not been published, many of the statutory requirements in Title XIV of the Dodd-Frank Act would have become effective on January 21, 2013 without any implementing regulations.

The final rules concerning mortgage origination and servicing address the following topics:

Ability to Repay. This final rule implements the Dodd-Frank Act provisions requiring that for residential mortgages, creditors must make a reasonable and good faith determination based on verified and documented information that the consumer has a reasonable ability to repay the loan according to its terms. The final rule also establishes a presumption of compliance with the ability to repay determination for a certain category of mortgages called “qualified mortgages” meeting a series of detailed requirements. The final rule also provides a rebuttable presumption for higher-priced mortgage loans.

High-Cost Mortgage. This final rule strengthens consumer protections for high-cost mortgages (generally bans balloon payments and prepayment penalties, subject to exceptions and bans or limits certain fees and practices) and requires consumers to receive information about homeownership counseling prior to taking out a high-cost mortgage.

Appraisals for High-Risk Mortgages. The final rule permits a creditor to extend a higher-priced (subprime) mortgage loan (“HPML”) only if the following conditions are met (subject to exceptions): (i) the creditor obtains a written appraisal; (ii) the appraisal is performed by a certified or licensed appraiser; and (iii) the appraiser conducts a physical property visit of the interior of the property. The rule also requires that during the application process, the applicant receives a notice regarding the appraisal process and their right to receive a free copy of the appraisal.

Copies of Appraisals. This final rule amends Regulation B, which implements the Equal Credit Opportunity Act. It requires a creditor to provide a free copy of appraisal or valuation reports prepared in connection with any closed-end loan secured by a first lien on a dwelling. The final rule requires notice to applicants of the right to receive copies of any appraisal or valuation reports and creditors must send copies of the reports whether or not the loan transaction is consummated. Creditors must provide the copies of the appraisal or evaluation reports for free, however, the creditors may charge reasonable fees for the cost of the appraisal or valuation unless applicable law provides otherwise.

Escrow Requirements. This final rule implements Dodd-Frank Act changes that generally extend the required duration of an escrow account on certain higher-priced mortgage loans from a minimum of one year to a minimum of five years, subject to certain exemptions for loans made by certain creditors that operate predominantly in rural or underserved areas, as long as certain other criteria are met. This final rule is effective on June 1, 2013.

Servicing. Two final rules were published to implement laws to protect consumers from detrimental actions by mortgage servicers and to provide consumers with better tools and information when dealing with mortgage servicers. One final rule amends Regulation Z, which implements the Truth in Lending Act and a second final rule amends Regulation X, which implements the Real Estate Settlement Procedures Act. The rules cover nine major topics implementing the Dodd-Frank Act provisions related to mortgage servicing. The final rules include a number of exemptions and other adjustments for small servicers, defined as servicers that service 5,000 or fewer mortgage loans and service only mortgage loans that they or an affiliate originated or own.

Mortgage Loan Originator Compensation. This final rule implements Dodd-Frank Act requirements, as well as revises and clarifies existing regulations and commentary on loan originator compensation. The rule also prohibits, among other things: (i) certain arbitration agreements; (ii) financing certain credit insurance in connection with a mortgage loan; (iii) compensation based on a term of a transaction or a proxy for a term of a transaction; and (iv) dual compensation from a consumer and another person in connection with the transaction. The final rule also imposes a duty on individual loan officers, mortgage brokers and creditors to be “qualified” and, when applicable, registered or licensed to the extent required under applicable State and Federal law.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years and many deadlines have been missed. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. OCC regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the OCC, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual savings associations where necessary.

At December 31, 2012, the Bank’s capital exceeded all applicable requirements.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. On August 30, 2012, the Federal Reserve Board, the FDIC and the OCC published three proposed rules that would substantially amend the regulatory risk-based capital rules applicable to SP Bancorp and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. Public comments on the proposed rules were requested by October 22, 2012. After the comment period closes, the bank regulators will review the comments and publish final rules, which may vary substantially from the proposed rules.

The Basel III capital framework as adopted in the United States in the future will apply to SP Bancorp on a consolidated basis and to the Bank and will establish substantially higher capital requirements than currently apply. The proposed rules would require the following in regard to capital ratios:

•	Common Equity Tier 1 capital to risk-weighted assets ratio of at least 4.5% (plus a 2.5% “capital conservation buffer” that is phased in, resulting in a fully phased in ratio of 7.0%);

•	Tier 1 capital to risk-weighted assets ratio of 6% (plus the capital conservation buffer, resulting in a fully phased in ratio of 8.5%);

•	Total capital ratio of 8% of total risk-weighted assets (plus the capital conservation buffer, resulting in a fully phased in ratio of 10.5%); and

•	Tier 1 leverage ratio of 4%.

The proposed effective date for this new capital framework was January 1, 2013 with a six-year phase in period, however, on November 9, 2012 the U.S. Federal banking agencies issued a joint press release stating that January 1, 2013 would not be the effective date for the proposed rules and that the agencies will take operational and other considerations into account when determining appropriate implementation dates and associated transition periods. Under the proposed rules, in order to avoid limitations on capital distributions (including dividend payments, discretionary payments on Tier 1 instruments and share buybacks) and certain discretionary bonus payments, a banking organization would need to hold a specific amount of Common Equity Tier 1 capital in excess of their minimum risk based capital ratios. The fully phased-in buffer amount would be equal to 2.5% of risk-weighted assets.

On January 6, 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, met and unanimously endorsed a 4 year delay in the Basel Committee’s rules establishing a liquidity coverage ratio (“LCR”). Under the revised liquidity requirements, banks would be required to meet 60 percent of the LCR obligations by 2015, and the full rule would be phased in annually through 2019. At this time, it is unclear how these provisions will be implemented in the United States and what impact these delays in the effective dates will have on the capital proposals. Management is watching these proposed rules closely for its potential impact on the impact on SP Bancorp’s and the Bank’s business.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2012, the Bank’s largest lending relationship with a single or related group of borrowers totaled $2.9 million, which represented 8.8% of unimpaired capital and surplus. Therefore, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. At December 31, 2012, the Bank satisfied the QTL test.

Capital Distributions. The OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC may disapprove a notice or application if:

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

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice and can lead to a lower rating under the Community Reinvestment Act. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all FDIC-insured institutions to publicly disclose their rating.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board. An affiliate is generally a person or company that controls, or is under common control with an insured depository institution such as the Bank, and, therefore, SP Bancorp is an affiliate of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OCC regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved in advance by members of the Bank’s board of directors who do not have an interest in the transaction.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $37,500 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.425 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Comptroller, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the OCC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a savings bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2012, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012; however, Congress has not extended this temporary program.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $991,000. As of December 31, 2012, the Bank’s prepaid FDIC assessment balance was $257,193.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 1.00 cents for each $100 in domestic deposits maintained at an institution. Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment. Our expense for the assessment of deposit insurance and the FICO payments was $235,000 and $242,000 for 2012 and 2011, respectively.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2012, the Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to consumers and retail customers to provide such consumers and customers with the financial institution’s privacy policy and provide such consumers and customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. SP Bancorp is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, SP Bancorp is registered with the Federal Reserve Board and is subject to Federal Reserve Board regulations, examinations and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over SP Bancorp and its non-insured subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of SP Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including SP Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community, compliance with the anti-money laundering laws and competitive factors.

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

Dividends. The Federal Reserve Board has issued policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of SP Bancorp to pay dividends or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress; however, no such proposals have yet been published.

Federal Securities Laws

Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. As a smaller reporting company, our independent registered public accounting firm will not be required to render an attestation report as it relates to internal control over financial reporting.

TAXATION

Federal Taxation

General. SP Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to SP Bancorp and the Bank.

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2012, the Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2012, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

In 2006, the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2012 was total revenue minus compensation.

Personnel

As of December 31, 2012, we had 62 full-time employees and five part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

ITEM 1A. Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Annual Report, including the consolidated financial statements and related notes thereto. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected. In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock. The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risks Related to Our Business

The credit quality of our loans could decline.

Although we regularly review credit exposure related to particular customers, industry sectors and product lines, default risk may arise from circumstances that are difficult to predict or detect. In such circumstances, we could experience an increase in our provision for loan loss, non-performing assets, troubled debt restructurings and delinquent loans any of which could have a material adverse effect on our financial condition and results of our operation.

Specifically, mortgage lending, including one-to four-family residential mortgage loans, home equity loans, lines of credit and commercial real estate loans, is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The recent decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing many of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and sales prices, coupled with high levels and increases in unemployment, may result in higher loan delinquencies or problem assets.

Our loan portfolio also contains adjustable rate loans. Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan from the initial fixed to the rate computed in accordance with the applicable index and margin. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate loans, increasing the possibility of default. Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates. In addition, a decline in real estate prices may leave borrowers with insufficient equity in the collateral to permit them to refinance or the inability to sell the collateral for an amount equal to or greater than the unpaid principal balance of their loans.

These potential negative events, which may have a greater impact on our earnings and capital than on the earnings and capital of other financial institutions due to our product mix, may cause us to incur losses, which would adversely affect our capital and liquidity and damage our financial condition and business operations.

One- to four-family residential real estate loans comprise a large portion of our loan portfolio and are sensitive to regional and local economic conditions and other factors that impact the ability of borrowers to meet their loan payment obligations.

We originate fixed and adjustable rate loans secured by one- to four-family residential real estate. This type of real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Previous declines in residential real estate values as a result of the downturn in DFW Metroplex housing markets may have reduced the value of the real estate collateral securing these types of loans and increased the risk that we will incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

Our exposure to credit and regulatory risk is increased by our commercial real estate and commercial business lending.

At December 31, 2012, our portfolio of commercial real estate loans totaled $41.5 million, or 17.9% of our total loans, and our portfolio of commercial business loans totaled $12.5 million, or 5.4% of our total loans. Commercial real estate loans and commercial business loans generally have a greater risk of loss than owner-occupied one- to four-family residential real estate loans. Repayment of commercial real estate and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Changes in economic conditions that are beyond the control of the borrower and lender may affect the value of the security for the loan, the future cash flow of the affected property or business.

We intend to emphasize business lending and marketing our products and services to small and medium-sized businesses. These small and medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively affect these businesses, our results of operations and financial condition may be adversely affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. While our allowance for loan losses was 1.05% of total loans, including loans held for sale, at December 31, 2012, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Future changes in interest rates could reduce our profits.

Our ability to make a profit depends largely on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we incur on our interest-bearing liabilities, such as deposits and borrowings.

As a result of our focus on one- to four-family residential real estate loans, the interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Additionally, many of our investment securities have lengthy maturities with fixed interest rates. Like many savings institutions, our focus on deposit accounts as a source of funds, which have either no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of December 31, 2012, 57.3% of our loans had maturities of 10 years or longer, while 43.0% of our certificates of deposit had maturities of one year or less. Although we actively monitor our interest rate risk position by, among other practices, retaining one-to-four family residential mortgage loans with terms of less than 15 years and adjustable rate residential mortgage loans which typically reprice between three and seven years, and selling into the secondary mortgage market most of our long-term fixed rate one-to-four family residential mortgage loans with terms of 15 years or more, this imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

In addition, changes in interest rates can affect the average lives of loans and mortgage-backed and related securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Conversely, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2012, the fair value of our available for sale securities portfolio, consisting of mortgage-backed securities, CMOs, municipal obligations and asset-backed securities totaled $15.7 million. Net unrealized gains on these securities totaled approximately $55,000 at December 31, 2012.

We measure our interest rate risk and potential change in our net portfolio value through the use of the FTN Financial Sendero Asset/Liability Management Analysis system (the “FTN Model”). The FTN Model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. At December 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 13.84% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 3.92% decrease in net portfolio value. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk – Net Portfolio Value.”

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the global credit and securitization markets during the past several years have resulted in a global recession and significant uncertainty in the financial markets. Loan portfolio quality has deteriorated at many financial institutions, reflecting in part, the severely weakened U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and depository institution holding company stock prices have been negatively affected, as has the ability of banks and depository institution holding companies to raise capital or borrow in the debt markets.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our FDIC insurance premiums, may also increase our costs of regulatory compliance and of doing business, and may otherwise adversely affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial services industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. Further, declines in the stock market in general, or for stock of financial institutions and their holding companies, may affect our stock performance.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit, and concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance. See “Future changes in interest rates could reduce our profits.”

If economic conditions deteriorate in the state of Texas, the value of our collateral and borrowers’ ability to repay loans may decline.

The majority of our loans are located in the state of Texas. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values in the state of Texas could adversely affect the value of property used as collateral for some of our loans. As a result, the market value of the real estate underlying the loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings. In addition, adverse changes in the Texas economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Many of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans in order to remain competitive, our net interest margin and profitability could be adversely affected.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. For example, we have entered into borrowing agreements with the Federal Home Loan Bank of Dallas, pursuant to which we had the ability to borrow up to $105.7 million at December 31, 2012. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets.

Protecting our business from identity theft and the theft of other customer data increases our cost of operations. To the extent that we, or our third party providers, are unable to prevent the loss of customer information, our operations may become disrupted and our net income may be adversely affected.

We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Moreover, third party providers, such as payment processing centers, must also take similar actions to protect customer information. We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information, as do our third party providers. However, security measures implemented by us or our third party providers may not prevent cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to protect customer transaction data. If any compromise of our security or the security of our third party providers were to occur, it could have a material adverse effect on our business, financial condition, and results of operations.

Our business is reliant on outside vendors.

Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications. Our operations are exposed to risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection, to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of our operations.

Financial reform legislation recently enacted by Congress will result in new laws and regulations that are expected to increase our costs of operations.

Congress enacted the Dodd-Frank Act in 2010. This new law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act had effects on us. The OCC, which is the primary federal regulator for national banks, became the primary federal regulator for federal savings banks. Moreover, the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including SP Bancorp.

Also effective one year after the date of enactment was a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012, however, Congress did not extend this temporary program. If we are unable to retain those relationships, we may see significant deposit account balances moved from the Bank to other institutions as account holders affected by the expiration of the temporary program seek higher returns for their deposits.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the OCC, the Federal Reserve Board, the FDIC and other regulatory bodies. Such regulators govern the activities in which we may engage, primarily for the protection of depositors, consumers and investors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules, and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules, and regulations, or any other laws, rules, or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, or prospects.

Regulators may change capital requirements, including previous interpretations of practices related to risk weights, which could require us to raise additional capital or reduce asset balances.

Regulators may change capital requirements, including previous interpretations of practices related to risk weights that could require us to raise additional capital or reduce asset balances to maintain minimum and well-capitalized levels of regulatory capital. One such change could relate to the assets generated by our mortgage warehouse division. Balances shown as “loans held for sale” are comprised of ownership interests in mortgage loans to which we currently assign a risk weight applicable under current regulation to mortgage loans (50% or 20% for loans guaranteed by the FHA or VA). The OCC is considering whether assets which do not qualify as “participating interests” under ASC 860, should be assigned to the 100% risk weight category associated with loans to mortgage companies that are secured by a pledge of mortgage loans as collateral. We believe we have applied the correct risk weights to the ownership interests in mortgage loans held by us and are prepared to defend that position. We cannot predict the likelihood of our success if the OCC chooses to contest risk weights currently applied. We believe our business practices could be changed to maintain the risk weights currently applied, but those changes would create operating and financial risks to which we currently are not exposed. The outcome of a review by the OCC of our approach to the application of risk weights to the ownership interests in mortgage assets is uncertain. An increase in risk weights applied could require us to obtain additional capital to support future growth or reduce our loans held for sale to the detriment of our operating results.

Our ability to attract and retain key employees may change.

Our success depends, in large part, on our ability to attract and retain key employees, competition for which can be intense. We may not be able to hire or retain these employees. The unexpected loss of a key employee could have a material adverse impact on our business as the skills, knowledge of our market and institution, and the years of experience of a departing key employee which are all difficult to quickly replace with qualified personnel.

Furthermore, in 2011 federal regulators imposed limitations on incentive-based compensation for covered financial institutions which the regulators believe encourage inappropriate risk-taking, are deemed by a regulator to be excessive or may lead to material losses. We may be at a disadvantage offering compensation packages in competition with other banks and non-banks that are not subject to the rules.

The soundness of other financial institutions could adversely affect us.

The financial services industry is interrelated. As with all institutions, including commercial and savings banks, credit unions, broker-dealers, investment banks, and other such institutional clients, we routinely engage in financial transactions with other financial institutions including loan syndications and participations, trading and clearing transactions, deposit accounts, and many other routine transactions. We rely on other institutions ability to remain commercially viable, that they are being operated in safe and sound manner, and in accordance with all applicable laws and regulations applicable to the transactions in which we engage as well as the operation of their business as a whole. If our reliance is misplaced, or a default, failure or even rumors of such by one of more of those institutions occurs, it may lead to transaction-specific loss, default or credit risk for us, and could lead to further industry-wide liquidity problems, all of which can have a material adverse effect on our financial condition and results of operations.

Natural disasters, severe weather events, worldwide hostilities, including terrorist attacks, and other external events may adversely affect the general economy, the financial services industry, the industries of our customers, and us in particular.

Natural disasters, severe weather events, including those prominent in our geographic footprint and those prominent in the geographic areas of our vendors and business partners, together with worldwide hostilities, including terrorist attacks, and other external events could have a significant impact on our ability to conduct our business. They could also affect the stability of our deposit base, our borrowers’ ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although management has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect our business, which in turn could have a material adverse effect on our financial condition and results of our operations.

Changes in accounting standards, or our own accounting practices or policies, could materially impact our financial statements.

From time to time entities that set accounting standards change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be both difficult to predict and involve judgment and discretion in their interpretation by us, and our independent accounting firms. The changes implemented by the entities in setting standards themselves could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

Risks Related to Our Common Stock

Regulatory and corporate governance anti-takeover provisions may make it difficult for you to receive a change-in-control premium.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to our stockholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock. With certain limited exceptions, federal regulations make it difficult for any one person or company or a group of persons from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the appropriate federal regulator(s). Certain provisions of our corporate documents are also designed to make merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders to be beneficial to their interests.

Our stock price can be volatile and its trading volume is generally less than other institutions.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including the risk factors discussed elsewhere in this report that our outside of our control and which may occur regardless of our operating results. Also, although our common stock is currently listed for trading on the Nasdaq Stock Market, the trading volume of our stock is less than that of other, larger financial services companies. Given the lower trading volume of our stock, significant sales of the stock, or the expectation of these sales, could cause the stock price to fall.

An investment in the Company’s common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

We are subject to financial reporting and other requirements that place significant demands on our resources.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act require us to identify of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, cause downgrades in our future debt ratings leading to higher borrowing costs and affect how our stock trades. This could in turn negatively affect our ability to access public debt or equity markets for capital.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We operate from our main office in Plano, Texas, and from our two branch offices located in the Dallas/Fort Worth Metroplex area, two branch offices located in Louisville, Kentucky and one branch office located in Irvine, California. Four of our five branch offices are located in corporate facilities of our former sponsor companies. The net book value of our premises, land and equipment was $4.2 million at December 31, 2012. The following tables set forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires
Main Office:
5224 W. Plano Parkway	Owned	2002	N/A
Plano, Texas 75093

Branch Offices:
2501 Oak Lawn	Leased	2006	03/2017
Dallas, Texas 75219

7701 Legacy Drive	Leased	2004	12/2014
Plano, Texas 75024

5200 Commerce Crossings	Leased	2005	05/2014
Louisville, Kentucky 40229

1900 Colonel Sanders Lane	Leased	2005	05/2014
Louisville, Kentucky 40213

1 Glen Bell Way	Leased	2005	01/2015
Irvine, California 92618

ITEM 3.	Legal Proceedings

At December 31, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the Nasdaq Stock Market under the symbol “SPBC.” As of February 28, 2013, there were approximately 251 stockholders of record of our common stock. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our common stock hold shares in “nominee” or “street” name for the benefit of individual investors.

The table below provides the high and low closing bid price information for our common stock for each quarterly period within the two most recent years as reported by the Nasdaq Capital Market.

		High	Low	Dividends
2012	Fourth Quarter	$16.44	$13.60	$—
	Third Quarter	$16.00	$12.75	$—
	Second Quarter	$13.25	$11.83	$—
	First Quarter	$12.65	$10.09	$—

2011	Fourth Quarter	$10.93	$9.91	$—
	Third Quarter	$12.12	$10.38	$—
	Second Quarter	$12.50	$10.76	$—
	First Quarter	$11.69	$9.26	$—

SP Bancorp does not currently pay cash dividends on its common stock. Dividend payments by SP Bancorp are dependent on dividends it receives from the Bank, because SP Bancorp has no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by SP Bancorp and interest payments with respect to SP Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business–Supervision and Regulation–Federal Banking Regulation–Capital Distributions.”

Stock Performance Graph. Smaller reporting companies are not required to provide the information required by this item.

Sales of Unregistered Securities. None.

(b) Use of Proceeds. Not applicable

(c) Stock Repurchases. The table below sets for the details of shares repurchased during the fourth quarter of 2012:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publically	Shares That May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased (a)	Paid per Share	Programs	Plans or Programs
October 1, 2012 through October 31, 2012	2,000	13.99	2,000	18,100
November 1, 2012 through November 30, 2012	2,000	14.85	2,000	16,100
December 1, 2012 through December 31, 2012	16,100	16.00	16,100	—

	20,100	15.69	20,100

(a)	Share repurchases were made pursuant to a share repurchase program authorized by our board of directors on February 27 2012. This program allowed for the repurchase up to 5% of the issued and outstanding shares representing approximately 86,250 shares. At December 31, 2012, 86,250 shares had been repurchased pursuant to the program. As a result of these purchases, the program expired pursuant to its terms.

ITEM 6.	Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 29, 2010, the Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, SP Bancorp, was established as part of the conversion.

SP Bancorp has not engaged in any business to date other than owning the common stock of Bank. The Bank is a federally chartered savings bank that was originally chartered in 1958 as a federal credit union serving the employees and family members of Frito-Lay, Inc. and eventually grew to serve the employees and family members of YUM! Brands, Inc., A&W Restaurants, Inc., KFC Corporation, Long John Silver’s, Inc., Pizza Hut, Inc., Taco Bell Corp., and various PepsiCo divisions, as well as various other companies that provided credit union benefits to their employees.

We converted to a federal savings bank on October 1, 2004 in order to broaden our banking services to include residential mortgage lending as well as commercial real estate and commercial business lending. We provide financial services to individuals, families and businesses through our six banking offices located in the Dallas Fort-Worth Metroplex, Louisville, Kentucky and Irvine, California. Four of our five branch offices are located within corporate facilities of our former sponsor companies. Because of their location within corporate offices, the substantial majority of the customers of these branches are employees of these former sponsor companies.

Our business consists primarily of taking deposits and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, home equity loans and lines of credit, commercial real estate loans, consumer loans (consisting primarily of automobile loans) and commercial business loans.

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we incur on our deposits and, to a lesser extent, our borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, gains on sales of securities and loans and other income. Our noninterest expense consists primarily of compensation and benefits, occupancy costs, equipment expense, data processing, ATM expense, professional and outside services, FDIC insurance assessments and marketing.

Our results of operations are also significantly affected by general economic and competitive conditions (such as changes in energy prices which have an impact on our Texas market area). Like the national economy, the Texas economy has been recovering from the recent recession, but the Texas unemployment rate has been below the national rate for several months. The Dallas-Fort Worth Metroplex unemployment rate declined from 8.6% in January 2010 to 5.9% in December 2012. The state’s seasonally adjusted unemployment rate was 8.2% in January 2010 and 6.1% in December 2012, and the corresponding U.S. rate decreased from 9.8% to 7.8% during the same period. Our results of operation are also impacted by changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Total assets increased $15.2 million, or 5.6%, to $288.1 million at December 31, 2012 from $273.0 million at December 31, 2011. The increase was primarily the result of an increase in loans and cash and cash equivalents, which was funded by customer deposits and borrowings.

Net income for the year ended December 31, 2012 was $1.5 million compared to net income of $0.9 million for the year ended December 31, 2011. Net interest income increased $0.7 million to $10.2 million for the year ended December 31, 2012 from $9.5 million for the year ended December 31, 2011. Noninterest income increased $1.1 million, provision for loan losses decreased $0.3 million, income tax expense increased $0.4 million and noninterest expense increased $1.1 million for the year ended December 31, 2012.

Business Strategy

Our primary objective is to remain an independent, community-oriented financial institution dedicated to providing a full range of financial services to consumers and businesses in our primary market areas. We have increased our deposits and loan portfolio in and around our Texas branch office network through a more traditional community bank growth pattern. Our intention is to continue to provide the highest quality service and financial products to our customers and to increase our commercial real estate and commercial business lending, while maintaining our residential real estate lending through our Texas branch network.

Our strategy for accomplishing these goals and improving our profitability is as follows:

Continuing to diversify our loan portfolio by continuing the origination of one- to four-family residential mortgage loans, with an increased emphasis on commercial real estate and commercial business loans. Our strategy for increasing net income includes increasing our loan originations and diversifying our loan portfolio by transitioning from a predominantly consumer driven model to that of a more diversified financial institution. We intend to continue to emphasize the origination of one- to four-family residential mortgage loans and commercial real estate loans, which amounted to 70.1% and 17.9%, respectively, of our total loans at December 31, 2012, compared to 71.1% and 17.5%, respectively, of our total loans at December 31, 2011.

We anticipate that our commercial real estate and commercial business loan portfolio will continue to increase both in absolute value as well as a percentage of our total loan portfolio. Commercial real estate loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, we intend to increase our commercial business loan portfolio. While the total dollar amount of our consumer loans is expected to remain relatively stable in the near term, it is expected that consumer loans will continue to decline as a percentage of our total loan portfolio.

Continuing conservative underwriting guidelines and aggressively monitoring our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through conservative underwriting standards and the diligence of our loan collection personnel. At December 31, 2012, our ratio of non-performing loans to total loans was 3.47%. At December 31, 2012, our ratio of allowance for loan losses to non-performing loans was 30.16% and our ratio of allowance for loan losses to total loans was 1.05%.

Emphasizing lower cost core deposits to reduce the funding costs of our loan originations. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2012, 65.3% of our total deposits consisted of these lower cost core deposits. We believe the convenient locations of our branch network, and especially our facilities located within our former sponsor companies’ offices, provide us with a competitive advantage in accessing low-cost core deposits from our existing customers that use these branches. We intend to continue emphasizing our core deposits as a source of funds. With respect to our commercial customers, we generally request that commercial banking borrowers open checking accounts with us at the time they establish a borrowing relationship with us.

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

Implementing a controlled growth strategy to minimize increases in our noninterest expense. We believe our infrastructure, personnel and fixed operating base can support a substantially larger institution, and we intend to implement such growth without significant increases in our noninterest expense with respect to the utilization of these branches and systems. Although we experienced increases in noninterest expense as a result of our becoming a public company, management has implemented operational strategies to minimize increases in noninterest expense, including using technology to limit facility and personnel costs, including enhanced ATM and website functionality, and implementing remote deposit capture at our commercial customers’ locations. We also intend to pursue future acquisitions of commercial banks, savings institutions, and other financial services companies, including branch offices of such companies, although we have no current arrangements or agreements with respect to any such acquisitions.

We believe the successful implementation of these strategies will allow us to offer our customers a broad range of financial products and services. Our goal is to have full relationship banking with our clients. We plan to pursue our business strategy, subject to changes necessitated by future market conditions and other factors.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses. We believe that the allowance for loan losses and related provision for loan losses are particularly susceptible to change in the near term, due to changes in credit quality which are evidenced by trends in charge-offs and in the volume and severity of past due loans. In addition, our loan mix is changing as we continue to increase our commercial lending. Commercial loans generally have greater credit risk than one- to four-family residential mortgage and consumer loans due to these loans being larger in amount and non-homogenous.

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

The allowance for loan losses is evaluated on a regular basis by management and reflects consideration of significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Business of the Bank—Allowance for Loan Losses.”

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Summary of Selected Balance Sheet Data.

	As of December 31,		Increase/
	2012	2011	(Decrease)	% Change
	(Dollars in thousands)
Total assets	$288,121	$272,959	$15,162	5.55%
Total cash and cash equivalents	23,933	9,928	14,005	141.07
Securities available for sale, at fair value	15,713	25,097	(9,384)	(37.39)
Loans held for sale	7,290	4,884	2,406	49.26
Loans, net	222,288	212,688	9,600	4.51
Other real estate owned	1,477	1,824	(347)	(19.02)
Premises and equipment, net	4,249	4,346	(97)	(2.23)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,149	2,020	(871)	(43.12)
Bank-owned life insurance	7,439	6,193	1,246	20.12
Other assets (1)	4,583	5,979	(1,396)	(23.35)
Deposits	232,340	211,934	20,406	9.63
Borrowings	20,316	25,978	(5,662)	(21.80)
Stockholders’ equity	33,040	33,127	(87)	(0.26)

(1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets increased in 2012 primarily as a result of increases in cash and cash equivalents, loans and an increase in the value of bank-owned life insurance. These increases were funded by increases in customer deposits and a decrease in our securities held for sale.

Net loans increased in 2012 due to an increase in commercial loans of $5.5 million, an increase of $5.1 million in one- to four-family loans, an increase of $3.1 million in commercial real estate loans and an increase in deferred loan costs of $0.1 million. These increases were partially offset by decreases of $2.6 million in consumer loans and $1.0 million in home equity loans during 2012. The loan growth in net loans was also partially offset by an increase in the allowance for loan losses of $0.7 million. Loans held for sale increased due to high mortgage loan production due to the low interest rate environment.

Deposits increased in 2012 due to increases in noninterest bearing demand deposits of $13.4 million, savings accounts of $4.1 million and certificates of deposit of $8.1 million. The increase in noninterest bearing demand deposits and savings accounts was primarily due to existing customers. The increase in certificates of deposits was primarily due to management extending the term of its liabilities during the low interest rate environment. These increases were partially offset by a decrease in interest bearing demand deposits of $5.3 million.

Stockholders’ equity was virtually unchanged at December 31, 2012, primarily as a result of our repurchase of approximately $1.2 million of stock during 2012.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General. Net income for the year ended December 31, 2012 was $1.5 million compared to net income of $0.9 million for the year ended December 31, 2011, an increase of $0.6 million. The change in net income was due to an increase in net interest income of $0.7 million, an increase in noninterest income of $1.1 million and a decrease in the provision for loan losses $0.3 million. These changes were partially offset by increases in noninterest expense of $1.1 million and an increase in tax expense of $0.4 million.

Summary of Net Interest Income.

	Years Ended December 31,		Increase/
	2012	2011	(Decrease)	% Change
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$11,202	$10,666	$536	5.03%
Securities—taxable	158	327	(169)	(51.68)
Securities—nontaxable	104	205	(101)	(49.27)
Other interest—earning assets	146	106	40	37.74

Total interest income	11,610	11,304	306	2.71

Interest expense:
Savings deposits	41	69	(28)	(40.58)
Money market	81	138	(57)	(41.30)
Demand deposit accounts	69	95	(26)	(27.37)
Certificates of deposit	942	1,040	(98)	(9.42)

Total deposits	1,133	1,342	(209)	(15.57)
Borrowings	299	447	(148)	(33.11)

Total interest expense	1,432	1,789	(357)	(19.96)

Net interest income	$10,178	$9,515	$663	6.97%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

			Increase/
	As of December 31,		(Decrease) in
	2012	2011	basis points
Loans	5.00%	5.31%	(0.31)
Securities—taxable	1.08%	1.70%	(0.62)
Securities—nontaxable	3.42%	3.54%	(0.12)
Other interest—earning assets including FHLB Stock	0.55%	0.51%	0.04
Total interest-earning assets	4.32%	4.58%	(0.26)
Savings deposits	0.11%	0.21%	(0.10)
Money market	0.21%	0.33%	(0.12)
Demand deposit accounts	0.13%	0.17%	(0.04)
Certificates of deposits	1.23%	1.53%	(0.30)
Total deposits	0.55%	0.67%	(0.12)
Borrowings	1.27%	2.16%	(0.89)
Total interest-bearing liabilities	0.62%	0.81%	(0.19)
Net interest rate spread	3.70%	3.77%	(0.07)
Net interest margin	3.79%	3.86%	(0.07)

Average Balances

	Years Ended December 31,		Increase/
	2012	2011	(Decrease)	% Change
	(Dollars in thousands)
Loans	$223,886	$200,935	$22,951	11.42%
Securities—taxable	14,580	19,219	(4,639)	(24.14)
Securities—nontaxable	3,042	5,797	(2,755)	(47.52)
Other interest earning assets	27,111	20,609	6,502	31.55

Total interest earning assets	268,619	246,560	22,059	8.95

Savings deposits	36,851	33,343	3,508	10.52
Money market deposits	39,049	41,262	(2,213)	(5.36)
Demand deposit accounts	53,555	56,653	(3,098)	(5.47)
Certificates of deposit	76,646	68,152	8,494	12.46

Total deposits	206,101	199,410	6,691	3.36
Borrowings	23,546	20,711	2,835	13.69

Total interest bearing liabilities	229,647	220,121	9,526	4.33

Net interest-earning assets	$38,972	$26,439	$12,533	47.40

Interest Income. Interest income and fees on loans increased as the growth in the average balance of loans more than offset a decrease in the average yield on our loans. We experienced growth in commercial business loans, one- to four-family residential mortgage loans and commercial real estate loans during 2012, which were partially offset by decreases in consumer and home equity loans. The average yield on our loan portfolio decreased during 2012, reflecting an increase in nonaccrual loans and a lower market interest rate environment.

Interest income on taxable and nontaxable securities decreased during 2012 primarily due to lower average investment levels in securities and, to a lesser extent, lower average interest rates.

Interest income on other interest-earning assets increased during 2012 primarily from higher average balances, particularly in interest earning deposits and, to a lesser extent, a high average rate earned on these assets.

Interest Expense. Interest expense decreased in 2012 as the decline in the average cost of deposits more than offset the growth in the average balance of deposits. The average rate we paid on deposits decreased as we were able to continue to reprice our deposits downward in the declining market interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of certificates of deposit and savings deposits.

Interest expense on borrowed funds, consisting almost entirely of Federal Home Loan Bank advances, decreased during 2012, reflecting a lower average balance and interest rates.

Net Interest Income. Net interest income increased as our net interest-earning assets increased. In contrast, our net interest rate spread decreased to 3.70% from 3.77% and our net interest margin decreased to 3.79% from 3.86%.

Provision for Loan Losses. We recorded a provision for loan losses of $1.0 million for the year ended December 31, 2012 and a provision for loan losses of $1.4 million for the year ended December 31, 2011. At December 31, 2012, nonperforming loans (including troubled debt restructurings not included in nonaccrual loans), totaled $8.0 million, or 3.57% of total loans, as compared to $7.0 million, or 3.21% of total loans, at December 31, 2011. The allowance for loan losses to total loans increased to 1.05% at December 31, 2012 as compared to 0.80% at December 31, 2011. The decrease in the provision for loan losses was primarily related to a higher degree of loss exposure in 2011.

Summary of Noninterest Income.

	Years Ended December 31,		Increase/
	2012	2011	(Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Service charges	$1,136	$1,257	$(121)	(9.63)%
Gain on sale of securities available for sale	683	370	313	84.59
Gain on sale of mortgage loans	2,093	1,250	843	67.44
Increase in cash surrender of bank owned life insurance	246	193	53	27.46
Other	345	313	32	10.22

Total noninterest income	$4,503	$3,383	$1,120	33.11%

Noninterest Income. Noninterest income increased primarily due to gains from the sale of securities and mortgage loans, cash surrender value of bank owned life insurance and other noninterest income, partially offset by lower service charges. Gains on sale of securities are subject to interest rate fluctuations and there is no assurance that we will generate such gains in the future. Our origination, sale and resulting gains on one-to-four family residential loans in the secondary market is dependent on customer demand and can be affected by current and anticipated market interest rates.

Service charges decreased as a result of lower non-sufficient funds charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income increased primarily due to transaction-based fee income generated from the Bank’s mortgage warehouse business, partially offset by lower fees from sales of investment and insurance products.

Summary of Noninterest Expense.

	Years Ended December 31,		Increase/
	2012	2011	(Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$6,121	$5,358	$763	14.24%
Occupancy costs	1,004	1,058	(54)	(5.10)
Equipment expense	192	258	(66)	(25.58)
Data processing expense	588	471	117	24.84
ATM expense	333	383	(50)	(13.05)
Professional and outside services	1,552	1,009	543	53.82
Stationary and supplies	89	103	(14)	(13.59)
Marketing	209	159	50	31.45
FDIC insurance assessments	235	242	(7)	(2.89)
Provision for losses on other real estate owned	244	200	44	22.00
Operations from other real estate owned	98	205	(107)	(52.20)
Other expense	871	954	(83)	(8.70)

Total noninterest expense	$11,536	$10,400	$1,136	10.92%

Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, professional and outside services, data processing expense, marketing and provision for losses on other real estate owned (“OREO”). These increases in noninterest expense were partially offset by lower costs from operations from OREO and a decrease in occupancy costs and equipment expense.

Compensation and benefits increased due to higher salary levels and mortgage commission expense, and additional personnel associated with the mortgage warehouse business. During 2012, we adopted a stock compensation program and recorded approximately $16,000 in expense for awards granted in November 2012. We will continue to record expense related to these awards as they vest. Occupancy costs decreased due to lower depreciation expense as a result of items being fully depreciated in 2011. Equipment expense decreased as a result of cost cutting efforts by management to lower maintenance costs. Professional and outside services reflects higher outside information technology (“IT”) costs and expenses associated with the Company’s public filing requirements with the SEC, including higher travel, audit and legal costs, partially offset by lower outside consultant fees incurred for general corporate purposes. The provision for losses on OREO increased due primarily to a write-down on a property secured by commercial real estate. Operations from OREO decreased due to a higher degree of various holding costs related to other real estate owned in 2011. Other noninterest expense decreased due to lower legal expenses related to loan matters and mortgage servicing costs.

During the first quarter of 2012, the Bank experienced a fraudulent wire transfer from a customer’s account in the amount of $278,000. We accrued and expensed the $50,000 deductible under our insurance policy during the same period. In August, 2012, we were notified by our insurance carrier that our claim for reimbursement of loss was denied. We provided for an additional loss of $228,000 in connection with this incident during the second quarter of 2012. During the fourth quarter of 2012, we received a negotiated settlement from the insurance company of $125,000.

Income Tax Expense. Income tax expense was $613,000 for the year ended December 31, 2012, compared to $205,000 for the year ended December 31, 2011. The increase in income tax expense resulted primarily from increases in taxable income, including interest and fees on loans, gains on sales of mortgage loans and a decrease in income from nontaxable municipal securities. Our effective income tax rate for 2012 was 28.8%, compared to 18.0% for 2011. The increase in our effective tax rate was due to a decrease in certain factors, including permanent differences related to our tax exempt income.

Average Balances and Yields. The table below sets forth average balances, average yields and costs, and certain other information for the years indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$223,886	$11,202	5.00%	$200,935	$10,666	5.31%	$174,778	$9,774	5.59%
Securities—taxable	14,580	158	1.08	19,219	327	1.70	13,023	321	2.46
Securities—nontaxable	3,042	104	3.42	5,797	205	3.54	1,991	74	3.72
Other interest-earning assets	25,768	141	0.55	19,454	102	0.52	29,777	171	0.57
FHLB of Dallas stock	1,343	5	0.37	1,155	4	0.35	1,162	4	0.34

Total interest-earning assets	268,619	11,610	4.32	246,560	11,304	4.58	220,731	10,344	4.69
Noninterest-earning assets	17,175			15,946			10,208

Total assets	$285,794			$262,506			$230,939

Interest-bearing liabilities:
Savings deposits	36,851	41	0.11	33,343	69	0.21	$33,319	$85	0.26
Money market	39,049	81	0.21	41,262	138	0.33	36,471	259	0.71
Demand deposit accounts	53,555	69	0.13	56,653	95	0.17	51,875	131	0.25
Certificates of deposit	76,646	942	1.23	68,152	1,040	1.53	60,758	1,185	1.95

Total deposits	206,101	1,133	0.55	199,410	1,342	0.67	182,423	1,660	0.91
Borrowings	23,546	299	1.27	20,711	447	2.16	19,877	457	2.30

Total interest-bearing liabilities	229,647	1,432	0.62	220,121	1,789	0.81	202,300	2,117	1.05
Noninterest-bearing liabilities	26,042			9,737			8,869

Total liabilities	255,689			229,858			211,169
Equity	30,104			32,648			19,770

Total liabilities and equity	$285,794			$262,506			$230,939

Net interest income		$10,178			$9,515			$8,227

Net interest rate spread (1)			3.70%			3.77%			3.64%
Net interest-earning assets (2)	$38,972			$26,439			$18,431

Net interest margin (3)			3.79%			3.86%			3.73%
Average of interest-earning assets to interest-bearing liabilities			116.97%			112.01%			109.11%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The table below sets forth the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to rate and the changes due to volume in proportion to the relationship of the absolute dollar amounts of change in each.

	For the Years Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
						Total
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(in thousands)
Interest-earning assets:
Loans	$1,174	$(638)	$536	$1,402	$(510)	$892
Securities—taxable	(68)	(101)	(169)	124	(118)	6
Securities—nontaxable	(94)	(7)	(101)	135	(4)	131
Other interest-earning assets	34	5	39	(55)	(14)	(69)
FHLB of Dallas stock	1	—	1	—	—	—

Total interest-earning assets	1,047	(741)	306	1,606	(646)	960
Interest-bearing liabilities:
Savings deposits	8	(36)	(28)	—	(16)	(16)
Money market	(7)	(50)	(57)	31	(152)	(121)
Demand deposit accounts	(5)	(21)	(26)	11	(47)	(36)
Certificates of deposit	118	(216)	(98)	134	(279)	(145)

Total deposits	114	(323)	(209)	176	(494)	(318)
Borrowings	55	(203)	(148)	19	(29)	(10)

Total interest-bearings liabilities	169	(526)	(357)	195	(523)	(328)

Change in net interest income	$878	$(215)	$663	$1,411	$(123)	$1,288

Management of Market Risk

General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to increases in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

Net Portfolio Value. The OCC requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of the FTN Financial Sendero Asset/Liability Management Analysis system (the “FTN Model”). The FTN Model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the FTN Model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. FTN Financial provides us with the results of the FTN Model, which is based on information we provide to FTN Financial to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2012, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

	As of December 31, 2012
		Estimated Decreased in NPV		NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
					Increase	Estimated
	Estimated				(Decrease)	Net Interest
Increase (Decrease) in Interest Rates (basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)	Income	Amount	Percent
	(Dollars in thousands)
300	$23,775	$(7,010)	(22.77)%	8.77%	(194)	$8,741	$(1,545)	(15.02)%
200	26,523	(4,262)	(13.84)	9.58	(113)	9,261	(1,025)	(9.97)
100	28,818	(1,967)	(6.39)	10.21	(50)	9,763	(523)	(5.08)
—	30,785	—	—	10.71	—	10,286	—	—
(100)	29,579	(1,206)	(3.92)	10.22	(49)	10,229	(57)	(0.55)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The FTN Model illustrates the change in the economic value of our assets and liabilities at December 31, 2012 assuming an immediate change in interest rates. The table above indicates that at December 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 13.84% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 3.92% decrease in net portfolio value.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended December 31, 2012 and 2011, our liquidity ratio averaged 16.9% and 16.4%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012 and during the next 12 months.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $23.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $15.7 million at December 31, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows in our consolidated financial statements.

At December 31, 2012, we had $22.7 million in loan commitments outstanding, including $17.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2012 totaled $34.7 million, or 14.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2012 and 2011, we originated $176.0 million and $136.2 million of loans, respectively. We purchased $16.6 million and $38.2 million of securities during the years December 31, 2012 and 2011, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $20.4 million for the year ended December 31, 2012, and a net increase in total deposits of $23.7 million for the year ended December 31, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. We have entered into borrowing agreements with the Federal Home Loan Bank of Dallas, which provide us with an additional source of funds to the extent that we require funds beyond what we generate through operations. Federal Home Loan Bank advances decreased $5.7 million, to $20.3 million at December 31, 2012. Historically, advances from the Federal Home Loan Bank advances have been used primarily to fund loan demand. At December 31, 2012, we had the ability to borrow up to $105.7 million from the Federal Home Loan Bank of Dallas.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 15 — Regulatory Matters of the notes to consolidated financial statements included in this Annual Report.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we are routinely party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see “Note 10 – Financial Instruments with Off-Balance Sheet Risk” of the notes to consolidated financial statements included in this Annual Report.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. The table below sets forth future minimum rental payments due under non-cancelable operating leases:

December 31, 2012
First year	$240
Second year	281
Third year	274
Fourth year	236
Fifth year	107
Thereafter	37

$1,175

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not have any material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220).” The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance resulted in the Company including in its consolidated financial statements, a consolidated statement of comprehensive income.

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not materially impact our consolidated financial statements.

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

Information required by this item is incorporated herein by reference to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements are presented in this Annual Report beginning at page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2012. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

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

Information concerning directors and executive officers of SP Bancorp, Inc. and certain board committee members is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

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

A copy of our Code of Ethics of Business Conduct and Code of Ethics for Senior Officers is available on our website, www.shareplus.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I – Election of Directors.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II–Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets—December 31, 2012 and 2011;

(C)	Consolidated Statements of Income—years ended December 31, 2012 and 2011;

(D)	Consolidated Statements of Comprehensive Income – years ended December, 31, 2012 and 2011;

(E)	Consolidated Statements of Changes in Stockholders’ Equity—years ended December 31, 2012 and 2011;

(F)	Consolidated Statements of Cash Flows—years ended December 31, 2012 and 2011; and

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of SP Bancorp, Inc.*

3.2	Bylaws of SP Bancorp, Inc.*

4	Form of Common Stock Certificate of SP Bancorp, Inc.*

10.1	2010 Incentive Compensation Plan*

10.2	2008 Nonqualified Deferred Compensation Plan*

10.3	Phantom Stock Plan*

10.4	2012 Equity Incentive Plan**

21	Subsidiaries

23.1	Consent of McGladrey LLP

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document+

101. SCH	XBRL Taxonomy Extension Schema Document+

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101. LAB	XBRL Taxonomy Extension Label Linkbase Document+

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-167967), initially filed July 2, 2010.
**	Incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A filed on April 12, 2012.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP Bancorp, Inc.

Date: March 6, 2013	By:	/s/ Jeffrey L. Weaver
Jeffrey L. Weaver
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey L. Weaver	President, Chief Executive Officer and Director	March 6, 2013
Jeffrey L. Weaver	(Principal Executive Officer)

/s/ Suzanne C. Salls	Executive Vice President and Chief Financial Officer	March 6, 2013
Suzanne C. Salls	(Principal Financial and Accounting Officer)

/s/ Paul Zmigrosky	Chairman of the Board	March 6, 2013
Paul Zmigrosky

/s/ Christopher Cozby	Director	March 6, 2013
Christopher Cozby

/s/ Carl Forsythe	Director	March 6, 2013
Carl Forsythe

/s/ P. Stan Keith	Director	March 6, 2013
P. Stan Keith

/s/ David Rader	Director	March 6, 2013
David Rader

/s/ David Stephens	Director	March 6, 2013
David Stephens

/s/ Lora Villarreal	Director	March 6, 2013
Lora Villarreal

/s/ Jeff Williams	Director	March 6, 2013
Jeff Williams

EXHIBIT INDEX

3.1	Articles of Incorporation of SP Bancorp, Inc.*

3.2	Bylaws of SP Bancorp, Inc.*

4	Form of Common Stock Certificate of SP Bancorp, Inc.*

10.1	2010 Incentive Compensation Plan*

10.2	2008 Nonqualified Deferred Compensation Plan*

10.3	Phantom Stock Plan*

10.4	2012 Equity Incentive Plan**

21	Subsidiaries

23.1	Consent of McGladrey LLP

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document+

101. SCH	XBRL Taxonomy Extension Schema Document+

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101. LAB	XBRL Taxonomy Extension Label Linkbase Document+

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333 167967), initially filed July 2, 2010.
**	Incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A filed on April 12, 2012.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.*

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

SP BANCORP, INC. AND SUBSIDIARY

***

Report of Independent Registered Public Accounting Firm

The Board of Directors, Audit Committee and Stockholders

SP Bancorp, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of SP Bancorp, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SP Bancorp, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Dallas, Texas

March 6, 2013

SP Bancorp, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$22,318	$2,978
Federal funds sold	1,615	6,950

Total cash and cash equivalents	23,933	9,928
Securities available for sale (amortized cost of $15,658 and $24,774 at December 31, 2012 and 2011, respectively)	15,713	25,097
Fixed annuity investment	1,223	1,176
Loans held for sale	7,290	4,884
Loans, net of allowance for losses of $2,420 and $1,754 at December 31, 2012 and 2011, respectively	222,288	212,688
Accrued interest receivable	724	961
Other real estate owned	1,477	1,824
Premises and equipment, net	4,249	4,346
Federal Home Loan Bank stock and other restricted stock, at cost	1,149	2,020
Bank-owned life insurance	7,439	6,193
Deferred income taxes, net	910	509
Other assets	1,726	3,333

Total assets	$288,121	$272,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$22,336	$8,898
Interest-bearing	210,004	203,036

Total deposits	232,340	211,934
Borrowings	20,316	25,978
Accrued interest payable	9	29
Other liabilities	2,416	1,891

Total liabilities	255,081	239,832

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 share authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 1,638,750 and 1,725,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	16	17
Additional paid-in capital	14,453	15,278
Unallocated Employee Stock Ownership Plan shares	(1,314)	(1,018)
Retained earnings—substantially restricted	19,849	18,636
Accumulated other comprehensive income	36	214

Total stockholders’ equity	33,040	33,127

Total liabilities and stockholders’ equity	$288,121	$272,959

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Income

(In thousands, expect per share amounts)

	Years Ended December 31,
	2012	2011
Interest income:
Interest and fees on loans	$11,202	$10,666
Securities—taxable	158	327
Securities—nontaxable	104	205
Other interest—earning assets	146	106

Total interest income	11,610	11,304

Interest expense:
Deposit accounts	1,133	1,342
Borrowings	299	447

Total interest expense	1,432	1,789

Net interest income	10,178	9,515
Provision for loan losses	1,018	1,358

Net interest income after provision for loan losses	9,160	8,157

Noninterest income:
Service charges	1,136	1,257
Gain on sale of securities available for sale	683	370
Gain on sale of mortgage loans	2,093	1,250
Increase in cash surrender value of bank owned life insurance	246	193
Other	345	313

Total noninterest income	4,503	3,383

Noninterest expense:
Compensation and benefits	6,121	5,358
Occupancy costs	1,004	1,058
Equipment expense	192	258
Data processing expense	588	471
ATM expense	333	383
Professional and outside services	1,552	1,009
Stationary and supplies	89	103
Marketing	209	159
FDIC insurance assessments	235	242
Provision for losses on other real estate owned	244	200
Operations from other real estate owned	98	205
Other expense	871	954

Total noninterest expense	11,536	10,400

Income before income tax expense	2,127	1,140
Income tax expense	613	205

Net income	$1,514	$935

Basic earnings per share	$0.97	$0.57

Diluted earnings per share	$0.96	$0.57

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2012	2011
Net income	$1,514	$935
Other comprehensive (loss) income before tax:
Net unrealized gains on available for sale securities, arising during the year	415	831
Reclassification adjustment for gain on sale of securities available for sale, included in net income	(683)	(370)

Other comprehensive (loss) income, before tax	(268)	461
Income tax (benefit) expense	(90)	160

Other comprehensive (loss) income, net of tax	(178)	301

Comprehensive income	$1,336	$1,236

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Unallocated Employee Stock Ownership Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2010	$17	$15,290	$(817)	$17,701	$(87)	$32,104
Net income	—	—	—	935	—	935
Other comprehensive income	—	—	—	—	301	301
Employee Stock Ownership Plan shares purchased in open market	—	—	(255)	—	—	(255)
Employee Stock Ownership Plan shares allocated	—	3	54	—	—	57
Additional stock issuance costs	—	(15)	—	—	—	(15)

Balance, December 31, 2011	17	15,278	(1,018)	18,636	214	33,127
Net income	—	—	—	1,514	—	1,514
Stock based compensation	—	16	—	—	—	16
Other comprehensive income	—	—	—	—	(178)	(178)
Employee Stock Ownership Plan shares purchased in open market	—	—	(373)	—	—	(373)
Employee Stock Ownership Plan shares allocated	—	20	77	—	—	97
Repurchase of common stock	(1)	(861)	—	(301)	—	(1,163)

Balance, December 31, 2012	$16	$14,453	$(1,314)	$19,849	$36	$33,040

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,514	$935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283	349
Amortization of premiums on securities	464	572
Employee Stock Ownership Plan expense	97	57
Stock based compensation	16	—
Provision for loan losses	1,018	1,358
Deferred taxes	(311)	462
Loss of sale of other real estate owned and repossessed assets	11	11
Provision for losses on other real estate owned	244	200
Gain on sale of securities available for sale	(683)	(370)
Gain on sale of mortgage loans	(2,093)	(1,250)
Proceeds from sale of mortgage loans	79,541	50,868
Loans originated for sale	(79,854)	(49,454)
Increase in cash surrender value of bank owned life insurance	(246)	(193)
Decrease (increase) in accrued interest receivable	237	(128)
Decrease (increase) in other assets	1,607	(1,795)
Increase in fixed asset annuity investment	(47)	(45)
Increase (decrease) in accrued interest payable and other liabilities	505	(562)

Net cash provided by operating activities	2,303	1,015

Cash flows used in investing activities:
Purchase of securities available for sale	(16,595)	(38,151)
Maturities, calls and principal pay downs on securities available for sale	2,438	4,844
Proceeds from sale of securities available for sale	23,492	30,545
Redemptions (purchases) of Federal Home Loan Bank stock	871	(1,017)
Originations, net of loan repayments	(10,618)	(26,817)
Net proceeds from sale of other real estate owned and repossessed assets	92	342
Purchase of premises and equipment	(186)	(58)
Purchase of bank owned life insurance	(1,000)	(6,000)

Net cash used in investing activities	(1,506)	(36,312)

Cash flows provided by financing activities:
Net increase in deposit accounts	20,406	23,690
Repayment of Federal Home Loan Bank advances, net	(5,662)	9,991
Employee Stock Ownership Plan shares purchased	(373)	(255)
Issuance of common stock, net of (conversion costs)	—	(15)
Repurchase of common stock	(1,163)	—

Net cash provided by investing activities	13,208	33,411

Net increase (decrease) increase in cash and cash equivalents	14,005	(1,886)
Cash and cash equivalents at beginning of year	9,928	11,814

Cash and cash equivalents at end of year	$23,933	$9,928

Supplemental cash flow information:
Income taxes paid	$589	$650

Interest paid	$1,140	$1,799

Noncash transactions:
Transfer of loans to other real estate owned and repossessed assets	$—	$2,377

Transfer of loans held for portfolio to loans held for sale	$—	$1,459

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. SharePlus Federal Bank (the “Bank”) is a federal stock savings bank located in Plano, Texas. On October 29, 2010, the Bank completed its conversion from a federal mutual savings bank to a federal capital stock savings bank. A new holding company, SP Bancorp, Inc. (the “Company”), was established as part of the conversion. The Company is regulated by the Federal Reserve Board and the Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank operates as a full-service bank, including the acceptance of checking and savings deposits, and the origination of primarily single-family mortgage loans, and to a lesser extent, commercial real estate, home equity, commercial business, automobile, and personal loans. In addition to the Bank’s home office, the Bank has five branches, one of which is located near downtown Dallas, Texas; one is located near the Bank’s headquarters in Plano, Texas; two branches are located in Louisville, Kentucky; and the other branch is located in Irvine, California.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Company’s principal business is the business of the Bank. All significant intercompany accounts and transactions have been eliminated. All amounts, except share and per share amounts, are presented in thousands unless the context otherwise requires.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses, valuations pertaining to other real estate owned and the fair value of financial instruments.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are normally sold for one-day periods and are interest-bearing. The Company normally considers all highly liquid investments with an initial maturity of less than ninety days to be cash equivalents.

The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits, but has experienced no loss to date. The Company’s management monitors the balance in these accounts and periodically assesses the financial condition of the correspondent banks.

Cash and cash equivalents include interest-earning funds of $22,263 and $8,977 at December 31, 2012 and 2011, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Securities. Securities available for sale consist of certain debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

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

Fixed Annuity Investment. The fixed annuity investment guaranteed a rate of 4% at December 31, 2012 and 2011. The full principal is guaranteed by Western Southern Life Assurance Company and has a credit rating of “AA+” at December 31, 2012 and 2011.

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Gains or losses on sales of mortgage loans are recognized in noninterest income based on the difference between the selling price and the carrying value of the related mortgage loans.

Loans. Loans held for investment are reported in the consolidated balance sheets net of the allowance for loan losses and deferred fees and costs. Interest income is recognized over the term of the loan using the level yield method. For loans with no contractual maturity, interest income is recognized using the simple interest method.

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

All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable credit losses.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Accrued Interest Receivable. Interest on securities and loans is accrued as earned. The table below sets forth accrued interest receivable as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Securities	$61	$202
Loans	663	759

	$724	$961

Restricted Stock. The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB in an amount between 0.05% and 0.30% of its assets plus between 3.50% and 5.00% of advances outstanding. The Bank also has an investment in Independent Bankers Financial Corporation (“IBFC”) stock. The shares of FHLB and IBFC stock do not have readily determinable market values as ownership is restricted and they lack a ready market. As a result, these shares are carried at cost and evaluated periodically by management for impairment.

Determination of whether the FHLB or IBFC stocks are impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value. The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLB and IBFC and the length of time this situation has persisted; the ability of the FHLB and IBFC to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity position of the FHLB and IBFC. Management believes that no impairment charges on the shares held in FHLB or IBFC was necessary at December 31, 2012.

Premises and Equipment. Land is carried at cost. Bank building and improvements, and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method based upon the useful lives of the assets ranging from 10 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to noninterest expense. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.

Other Real Estate Owned. Properties acquired through foreclosure or other proceedings are recorded in the Consolidated Balance Sheet as Other Real Estate Owned (“OREO”) and are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost basis. After foreclosure, OREO is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Revenue and expense from the operations of OREO and changes in the valuation allowance are included in noninterest expense. Losses on sale of OREO charged to operations for the years ended December 31, 2012 and 2011 were $11 for each year. Provision for losses on OREO for the years ended December 31, 2012 and 2011 were $244 and $200, respectively.

Bank-Owned Life Insurance. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in noninterest income on the consolidated statements of income and are not subject to income taxes.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

The Company assesses uncertain tax positions to determine if they should be recognized, measured, disclosed and presented in the financial statements. The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s federal and state tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Interest and penalties related to tax positions are recognized in income tax expense. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for the years ended on or before December 31, 2008. For the years ended December 31, 2012 and 2011, management has determined there are no material uncertain tax positions.

ESOP. Shares of the Company’s common stock purchased by the SharePlus Federal Bank Employee Stock Ownership Plan (the “ESOP”) are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.

The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair values of the shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid-in capital. Dividends on allocated ESOP shares are charged to retained earnings. Dividends on allocated ESOP shares are either paid to participants of the ESOP or used to repay the ESOP loan and related accrued interest. Dividends on unallocated ESOP shares are used to repay the ESOP loan and related accrued interest. No cash dividends were declared or paid during the years ended December 31, 2012 or 2011.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Stock-Based Compensation. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with FASB ASC Topic 718, “Stock Compensation”. Compensation expense for stock options, restricted stock awards and restricted stock units is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested stock awards and stock units is equal to the closing market price of the Company’s stock on the date of grant.

Earnings per Share. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Earnings (numerator)
Net income	$1,514	$935

Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	1,568	1,634
Dilutive effect of employee stock-based awards	3	—

Adjusted weighted average shares outstanding	$1,571	1,634

Earnings per share:
Basic	$0.97	$0.57
Diluted	$0.96	$0.57

Segment Reporting. The Company has one reportable segment. The Company’s chief operating officer uses consolidated results to make operating and strategic decisions.

Loan Commitments and Related Financial Instruments. Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Management estimates losses on off-balance-sheet credit instruments using the same methodology as for portfolio loans. Additions to the allowance for losses on off-balance-sheet credit instruments are made by charges to the provision for losses and credits to other liabilities in the Company’s consolidated balance sheet.

Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available for sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other than temporary impairment charges related to credit losses are reclassified to net income at the time of the charge.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Reclassifications. Certain prior year amounts have been reclassified in order to conform to current period presentation. Such reclassifications had no effect on net income or stockholders’ equity.

Fair Value of Financial Instruments. Accounting standards define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and require certain disclosures about fair value measurements. See Note 17—Fair Value Measurements, for additional information related to fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Recent Authoritative Accounting Guidance. In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU 2011-02 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The Company adopted ASU 2011-02, including the disclosures deferred by ASU 2011-01, for the reporting period ending September 30, 2011. In accordance with ASU 2011-02, the Company reassessed all restructurings that occurred on or after January 1, 2011. No additional loans were classified as troubled debt restructurings or additional allowance for loan losses was required under ASU 2011-02. See Note 5—Loans and Allowance for Loan Losses for the required disclosures of ASU 2011-02.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments improve consistency for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not materially impact the Bank.

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

In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not materially impact the Bank.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 2. Stock Conversion

On October 29, 2010, the Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, the Company, was established as part of the conversion. Following this conversion, the Company consummated an initial public offering of 1,725,000 shares of common stock at $10 per share. Net proceeds of $14,480 were raised in the stock offering, after deduction of conversion costs of $1,942 and excluding $828 which was loaned by the Company to a trust for the ESOP. The ESOP is authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 70,250 shares in the open market through December 31, 2012.

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

On February 27, 2012, the Company announced that its board of directors has authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately 86,250 shares. As of December 31, 2012, the Company had repurchased 86,250 shares.

Note 3. Restrictions on Cash and Due from Banks

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $1,626 and $2,002 at December 31, 2012 and 2011, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 4. Securities

Securities are classified in the consolidated balance sheets according to management’s intent. At December 31, 2012 and 2011, all of the Company’s securities were classified as available for sale. The table below sets forth the amortized cost of securities and their approximate fair values at December 31, 2012 and 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012:
Municipal securities	$2,088	$56	$(12)	$2,132
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	5,594	33	(16)	5,611
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	4,940	58	(34)	4,964
Asset-backed securities substantially guaranteed by the United States Government	3,036	—	(30)	3,006

	$15,658	$147	$(92)	$15,713

December 31, 2011:
Municipal securities	$8,737	$385	$—	$9,122
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	12,809	26	(90)	12,745
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	3,228	5	(3)	3,230

	$24,774	$416	$(93)	$25,097

Collateralized mortgage obligations and mortgage-backed securities are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans. Asset-backed securities are secured by student loans and substantially guaranteed by the United States Government.

The table below sets forth proceeds from sales of securities available for sale, gross gains and gross losses for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Proceeds from sale	$23,492	$30,545
Gross gains	$797	$378
Gross losses	$114	$8

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below sets forth gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at December 31, 2012 and 2011:

	Number of Security	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
	Positions with Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
December 31, 2012:
Municipal securities	2	$1,066	$(12)	$—	$—	$1,066	$(12)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2	1,975	(16)	—	—	1,975	(16)
Mortgage-backed securities	1	1,775	(34)			1,775	(34)
Asset-backed securities substaintially guaranteed by the United States Government	1	3,006	(30)	—	—	3,006	(30)

	6	$7,822	$(92)	$—	$—	$7,822	$(92)

December 31, 2011:
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	7	$10,019	$(90)	$—	$—	$10,019	$(90)
Mortgage-backed securities	1	970	(3)	—	—	970	(3)

	8	$10,989	$(93)	$—	$—	$10,989	$(93)

The unrealized losses reflected in the table above are generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on December 31, 2012 and 2011 and are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell prior to recovery. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The table below sets forth scheduled maturities of securities at December 31, 2012 and 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
After 5 years through 10 years	$3,036	$3,006	$—	$—
Due after 10 years	2,088	2,132	8,737	9,122

	5,124	5,138	8,737	9,122
Mortgage backed securities, collateralized mortgage obligations and asset-backed securities	10,534	10,575	16,037	15,975

	$15,658	$15,713	$24,774	$25,097

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 5. Loans and Allowance for Loan Losses

The table below sets forth loans at December 31, 2012 and 2011:

	December 31,
	2012	2011
Commercial business	$12,505	$6,986
Commercial real estate	41,489	38,348
One-to-four family	155,695	150,613
Home equity	8,564	9,612
Consumer	5,760	8,318

	224,013	213,877
Premiums, net	66	71
Deferred loan costs, net	629	494
Allowance for loan losses	(2,420)	(1,754)

	$222,288	$212,688

The Bank originates loans to individuals and businesses, primarily geographically concentrated near the Bank’s headquarters in Dallas and Plano, Texas. Loan balances, interest rates, loan terms and collateral requirements vary according to the type of loan offered and overall credit-worthiness of the potential borrower.

Commercial Business. Commercial business loans are made to customers for the purpose of acquiring equipment and other general business purposes, including inventory and accounts receivable financing. Commercial business loans are made based primarily on the historical and projected cash flow of the borrower and, to a lesser extent, the underlying collateral. Commercial business loans generally carry higher risk of default since their repayment generally depends on the successful operation of the business and the sufficiency of collateral.

Commercial Real Estate. Commercial real estate loans are secured primarily by office buildings, strip mall centers, owner-occupied offices, condominiums, developed lots and land. Commercial real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Repayment of loans secured by income-producing properties generally depends on the successful operation of the real estate project and may be subject to a greater extent to adverse market conditions and the general economy.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below sets forth an age analysis of past due loans by loan class as of December 31, 2012 and 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
December 31, 2012
Past due:
30-59 days	$—	$—	$2,773	$—	$18	$2,791
60-89 days	—	—	45	—	—	45
90 days or more	—	—	321	—	—	321

Total past due	—	—	3,139	—	18	3,157
Current	12,505	41,489	152,556	8,564	5,742	220,856

Total loans	$12,505	$41,489	$155,695	$8,564	$5,760	$224,013

December 31, 2011
Past due:
30-59 days	$—	$—	$2,457	$27	$16	$2,500
60-89 days	—	—	161	—	1	162
90 days or more	—	—	207	—	—	207

Total past due	—	—	2,825	27	17	2,869
Current	6,986	38,348	147,788	9,585	8,301	211,008

Total loans	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

Effective July 1, 2012, the Bank uses a ten-point internal risk rating system for commercial real estate and commercial business loans, which provides a comprehensive analysis of the credit risk inherent in each loan. Prior to that date, the Bank used a similar nine-point system. The rating system provides for five pass ratings. Rating grades six through ten comprise the adversely rated credits.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below sets forth a summary of loans by grade or classification as of December 31, 2012 and 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
December 31, 2012
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$12,505	$36,568	$150,326	$8,564	$5,739	$213,702
Special mention	—	—	157	—	—	157
Substandard	—	246	1,888	—	6	2,140
Substandard nonaccrual	—	4,675	3,324	—	15	8,014
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$12,505	$41,489	$155,695	$8,564	$5,760	$224,013

December 31, 2011
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$6,986	$31,170	$148,433	$9,600	$8,281	$204,470
Special mention	—	—	687	12	37	736
Substandard	—	7,178	1,493	—	—	8,671
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below summarizes impaired loans and nonperforming loans by loan class at December 31, 2012 and 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
December 31, 2012
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$4,675	$384	$—	$11	$5,070
Impaired loans with no allowance for loan losses	—	—	3,594	—	10	3,604

Total impaired loans	$—	$4,675	$3,978	$—	$21	$8,674

Unpaid principal balance of impaired loans	$—	$4,675	$3,978	$—	$21	$8,674
Allowance for loan losses on impaired loans	—	610	$90	—	3	703
Average recorded investment in impaired loans	—	5,412	$2,321	5	24	7,762
Nonperforming loans:
Nonaccrual loans	—	4,675	$3,324	—	15	8,014
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not including nonaccrual loans)	—	—	—	—	10	10

	$—	$4,675	$3,324	$—	$25	$8,024

December 31, 2011
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$—	$16	$—	$15	$31
Impaired loans with no allowance for loan losses	—	5,258	1,741	12	15	7,026

Total impaired loans	$—	$5,258	$1,757	$12	$30	$7,057

Unpaid principal balance of impaired loans	$—	$5,258	$1,757	$12	$30	$7,057
Allowance for loan losses on impaired loans	—	—	14	—	5	19
Average recorded investment in impaired loans	177	5,319	2,203	101	34	7,834
Nonperforming loans:
Nonaccrual loans	—	—	207	—	—	207
Loans past due 90 days and still accruing	—	—	—	—	—	—
Troubled debt restructurings (not including nonaccrual loans)	—	5,258	1,497	—	64	6,819

	$—	$5,258	$1,704	$—	$64	$7,026

For the years ended December 31, 2012 and 2011, gross interest income that would have been recorded if non-accruing loans been current in accordance with their original terms was $586 and $34, respectively. Interest income recognized on such loans for the years ended December 31, 2012 and 2011 was $514 and $14, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below sets forth a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2012 and 2011 and total investment in loans at December 31, 2012 and 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
December 31, 2012
Allowance for loan losses:
Balance beginning of year	$130	$624	$778	$133	$89	$1,754
Provision for loan losses	196	591	248	(26)	9	1,018
Loans charged to allowance	—	—	(297)	(28)	(46)	(371)
Recoveries of loans previously charged off	—	—	2	4	13	19

Balance, end of year	$326	$1,215	$731	$83	$65	$2,420

Ending balance: individually evaluated for impairment	$—	$610	$90	$—	$3	$703

Ending balance: collectively evaluated for impairment	$326	$605	$641	$83	$62	$1,717

Loans:
Ending balance	$12,505	$41,489	$155,695	$8,564	$5,760	$224,013

Ending balance individually evaluated for impairment	$—	$4,675	$3,978	$—	$21	$8,674

Ending balance collectively evaluated for impairment	$12,505	$36,814	$151,717	$8,564	$5,739	$215,339

December 31, 2011
Allowance for loan losses:
Balance beginning of year	$131	$1,081	$736	$60	$128	$2,136
Provision for loan losses	442	240	539	136	1	1,358
Loans charged to allowance	(444)	(697)	(497)	(63)	(57)	(1,758)
Recoveries of loans previously charged off	1	—	—	—	17	18

Balance, end of year	$130	$624	$778	$133	$89	$1,754

Ending balance: individually evaluated for impairment	$—	$—	$14	$—	$5	$19

Ending balance: collectively evaluated for impairment	$130	$624	$764	$133	$84	$1,735

Loans:
Ending balance	$6,986	$38,348	$150,613	$9,612	$8,318	$213,877

Ending balance individually evaluated for impairment	$—	$5,258	$1,757	$12	$30	$7,057

Ending balance collectively evaluated for impairment	$6,986	$33,090	$148,856	$9,600	$8,288	$206,820

The provision for loan losses decreased by $340 from $1,358 for the year ended December 31, 2011 to $1,018 for the year ended December 31, 2012. The decrease was primarily attributable to a higher degree of loss exposures in 2011.

Loans or portions of loans are charged against the allowance for losses when loans are determined to be uncollectible, including troubled debt restructurings. The Company evaluates the need for an allocated allowance when loans are determined to be impaired. The allocated allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company has provided for allocated allowance for loan losses of $328 and $5 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and 2011, respectively. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2012 or 2011.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

During the year ended December 31, 2012, one loan was restructured to extend the loan to interest only payments for 24 months. During the year ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 24 months to four years. Modifications involving an extension of the maturity date were for periods ranging from three months to two years.

The table below sets forth a summary of troubled debt restructurings during the years ended December 31, 2012 and 2011 and loans that have been restructured during the previous twelve months that subsequently defaulted during the year ended December 31, 2012 and 2011:

	Commercial Business	Commercial Real Estate	One-to-Four Family	Home Equity	Consumer	Total
Troubled debt restructurings during the year ended December 31, 2012:
Number of contracts	—	—	1	—	—	1

Pre-restructuring outstanding recorded investment	$—	$—	$392	$—	$—	$392

Post-restructuring outstanding recorded investment	$—	$—	$384	$—	$—	$384

Troubled debt restructuring during the previous twelve months that subsequently defaulted during the year ended December 31, 2012:
Number of contracts	—	—	—	—	—	—

Recorded investment	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the year ended December 31, 2011:
Number of contracts	—	3	3	—	2	8

Pre-restructuring outstanding recorded investment	$—	$5,581	$1,258	$—	$12	$6,851

Post-restructuring outstanding recorded investment	$—	$5,251	$1,292	$—	$12	$6,555

Troubled debt restructuring during the previous twelve months that subsequently defaulted during the year ended December 31, 2011:
Number of contracts	—	—	1	—	—	1

Recorded investment	$—	$—	$792	$—	$—	$792

The Bank originated $79,854 and $49,454 in loans during the years ended December 31, 2012 and 2011, respectively, which were placed with various correspondent lending institutions.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Proceeds on sales of these loans were $79,541 and $50,868 during the years ended December 31, 2012 and 2011, respectively. Gains on sales of these loans were $2,093 and $1,250 during the years ended December 31, 2012 and 2011, respectively. These loans were sold with servicing rights released. Transfers of loans held for portfolio to loans held for sale were $0 and $1,459 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, loans serviced for the benefit of others amounted to $1,591 and $3,257, respectively.

Note 6. Premises and Equipment

The table below sets forth the Company’s premises and equipment at December 31, 2012 and 2011:

	December 31,
	2012	2011
Land	$1,064	$1,064
Building and improvements	3,742	3,708
Furniture and fixtures	1,238	1,281
Computer equipment	561	519
Leasehold improvements	962	902

	7,567	7,474
Less accumulated depreciation and amortization	3,318	3,128

	$4,249	$4,346

Depreciation and amortization expense was $283 and $349, respectively, for the years ended December 31, 2012 and 2011, respectively.

The Bank also leases certain branch facilities under non-cancelable operating leases which expire through March 31, 2017. Rental expense related to these leases was $168 and $170 for the years ended December 31, 2012 and 2011, respectively, and is included in occupancy costs in the consolidated statements of income.

The table below sets forth future minimum rental payments due under non-cancelable operating leases:

December 31,
2012
First year	$240
Second year	281
Third year	274
Fourth year	236
Fifth year	107
Thereafter	31

$1,175

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 7. Deposits

The table below sets forth deposits as of December 31, 2012 and 2011:

	December 31,
	2012	Percent of Total	2011	Percent of Total
Transaction accounts:
Noninterest-bearing demand	$22,336	9%	$8,898	4%
Interest-bearing demand	54,163	23%	59,452	28%
Money market	38,804	17%	38,821	19%
Savings accounts	36,298	16%	32,165	15%

Total transaction accounts	151,601	65%	139,336	66%

Certificates of deposit:
Less than 1.00%	38,338	16%	26,202	12%
1.00% – 1.99%	31,490	14%	32,711	16%
2.00% – 2.99%	9,004	4%	11,336	5%
3.00% – 3.99%	1,870	1%	2,239	1%
4.00% – 4.99%	37	—%	110	—%

Total certificates of deposit	80,739	35%	72,598	34%

Total deposits	$232,340	100%	$211,934	100%

The table below sets forth scheduled maturities of certificates of deposit accounts:

December 31, 2012
First year	$34,711
Second year	23,941
Third year	13,055
Fourth year	6,530
Fifth year	2,502

$80,739

Certificates of deposit having a balance of $100 or more at December 31, 2012 and 2011 totaled $58,232 and $47,919, respectively. Transaction accounts having a balance of $100 or more at December 31, 2012 and 2011 totaled $76,710 and $64,939, respectively.

Brokered deposits at December 31, 2012 and 2011 totaled $351 and $2,055, respectively.

Deposit amounts in excess of $250 are generally not federally insured.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below sets forth interest expense by deposit type for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Interest-bearing demand	$69	95
Money market	81	138
Savings accounts	41	69
Certificates of deposit	942	1,040

Total interest on deposits	$1,133	$1,342

Note 8. Borrowings

The Bank periodically borrows from the FHLB of Dallas. At December 31, 2012, the Bank had a total of eight such advances which totaled $20,316, net of $307 in amortized prepayment fees incurred in the third quarter of 2012. These advances have various maturities ranging from January 2, 2013 through September 6, 2018 at interest rates from 0.08% to 1.53%. At December 31, 2011, the Bank had a total of eleven such advances which totaled $25,978. These advances had various maturities ranging from January 27, 2012 through November 17, 2014 at interest rates from 0.14% to 3.09%.

These advances are secured by FHLB of Dallas stock, real estate loans and securities of $105,702 and $121,640, at December 31, 2012 and December 31, 2011, respectively. The Bank had remaining credit available under the FHLB advance program of $85,079 and $95,529 at December 31, 2012 and December 31, 2011, respectively.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 9. Income Taxes

The table below sets forth income tax expense for 2012 and 2011:

	Years Ended December 31,
	2012	2011
Current expense (benefit):
Federal	$895	$(287)
State	29	30

	924	(257)
Deferred tax (benefit) expense	(311)	462

	$613	$205

The table below sets forth income tax expense for 2012 and 2011computed by applying the applicable United States federal income tax rate and is reconciled to the tax expense computed at the effective income tax rate:

	Years Ended December 31,
	2012	2011
Federal income tax at expected rate of 34%	$723	$388
Tax-exempt interest	(38)	(70)
BOLI income	(90)	(66)
State income taxes	29	30
Other	(11)	(77)

Total income tax expense	$613	$205

Effective tax rate	28.8%	18.0%

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$697	$321
Nonaccrual loans	26	10
Accrued employee benefits	151	141
Property and improvements	87	62
Net operating loss carryforward	—	88
Other	7	4

Total deferred tax assets	968	626

Deferred tax liabilities:
Unrealized gain on available for sale securities	19	109
Other	39	8

Total deferred tax liabilities	58	117

Deferred income taxes, net	$910	$509

The Company has no net loss carryforward for federal income tax purposes.

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

The table below sets forth the approximate amounts of these financial instruments at December 31, 2012 and 2011:

	December 31,
	2012	2011
Commitments to extend credit	$22,688	$21,568

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, single and multi-family residences, plant and equipment, cattle and income-producing commercial properties. At December 31, 2012 and December 31, 2011, commitments to fund fixed rate loans of $9,803 and $9,239, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans, including unsecured loans, ranged from 2.63% to 17.9% at December 31, 2012 and from 3.49% to 17.9% at December 31, 2011.

The Company has not incurred any significant losses on its commitments in the years ended December 31, 2012 or 2011. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

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

The table below sets forth loan activity for executive officers, directors and their affiliates for the year ended December 31, 2012:

	2012	2011
Balance, beginning of year	$2,799	$2,189
New loans	2,889	2,177
Repayments	(262)	(1,567)

Balance, end of year	$5,426	$2,799

Deposits from executive officers, directors and their affiliates were $1,935 and $1,922 at December 31, 2012 and 2011, respectively.

Note 14. Employee Benefits

The Bank’s 401(k) plan covers all eligible employees, as defined. The Bank matches 100% of employee contributions up to 5% of employees’ salaries. The Bank made matching contributions totaling $152 and $136 during the years ended December 31, 2012 and 2011, respectively.

The Bank has a salary continuation plan for the benefit of one officer. The Bank is funding the agreement with a fixed rate annuity. The recorded obligation of $223 and $176 at December 31, 2012 and 2011, respectively, is included in other liabilities. Expense of $47 and $45 was recorded for the years ended December 31, 2012 and 2011, respectively. There were no payments made during the years ended December 31, 2012 or 2011.

In conjunction with the Company’s initial public offering, the Bank adopted an ESOP for eligible employees. The Bank’s ESOP is authorized to purchase up to 138,000 shares of the Company’s common stock. All authorized shares had been purchased by December 31, 2012.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Expense for shares released for allocation was $97 and $57 for the years ended December 31, 2012 and 2011, respectively. The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2012 were 6,367, 7,020 and 124,613, respectively. The number of ESOP shares allocated, shares released for allocation and unreleased shares at December 31, 2011 were 1,047, 5,320 and 100,006, respectively. The fair value of unreleased ESOP shares at December 31, 2012 and 2011 was $1,927 and $1,029, respectively.

Note 15. Stock-based Compensation

On May 17, 2012, the Company established the 2012 Equity Incentive Plan (the “Plan”), a long-term incentive plan under which 241,500 common shares were authorized for equity-based awards. The Plan has been approved by the Company’s stockholders and the Compensation Committee of the Company’s board of directors (the “Committee”) administers the Plan.

The types of awards that may be granted under the Plan include stock options, restricted stock and restricted stock units. As of December 31, 2012, 142,000 shares remained available under the plan. Prior to the establishment of the Plan, there was no equity incentive plan. Awards under the Plan shall be evidenced by an award agreement that: (i) specifies the number of stock options, restricted shares or restricted stock units covered by the award; (ii) specifies the date of grant; (iii) specifies the vesting period or conditions to vesting; and (iv) contains such other terms and conditions not inconsistent with the Plan, including the effect of termination of a participant’s employment or service with the Company as the Committee may, in its discretion, prescribe. The option price for each grant must be at least equal to the fair value of a share of the Company’s common stock on the date of grant. Options are granted at such time as the Committee determines at the date of grant and in no event does the exercise period exceed a maximum of 10 years. Upon a change-in-control of the Company, as defined in the Plan, all outstanding options and non-vested stock awards and units immediately vest.

The Company recognized $16 of share-based compensation expense in 2012, as a component of compensation and benefits. As of December 31, 2012, the Company had $882 of unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over five years.

No stock options were granted during 2011. The table below sets forth a summary of stock option activity under the Plan for the year ended December 31, 2012:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	—		$—
Granted	69,500		$15.25
Exercised	—		$—
Canceled	—		$—

Outstanding at December 31, 2012	69,500		$15.25

Vested and exercisable at December 31, 2012	—	$	NA
Vested and exercisable weighted average remaining contractual terms (in years)	—	$	NA

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below sets forth the assumptions used in determining fair value of options granted during the year ended December 31, 2012:

Weighted-average grant date fair value	$6.34
Weighted-average assumptions used:
Expected volatility	29.92%
Expected life (years)	10
Risk-free rate	1.61%
Expected dividend yield	—%

The exercise price of stock options granted under the Plan equals the closing stock price on the day of grant. Accordingly, no intrinsic value exists on the option on the grant date.

No restricted stock shares were granted in 2011. The table below sets forth a summary of restricted stock activity under the Plan for the year ended December 31, 2012:

Grant Date
	Number of	Weighted-Average
	Shares	Cost
Unvested at January 1, 2012	—	$—
Shares awarded	30,000	$15.25
Restrictions lapsed and shares released	—	$—
Canceled	—	$—

Unvested at December 31, 2012	30,000	$15.25

Note 16. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. As of December 31, 2012 and 2011, the Bank met all capital adequacy requirements to which it was subject.

At December 31, 2012 and 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below sets forth the Bank’s capital ratios as of December 31, 2012 and 2011:

					Maximum to be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk weighted assets	$32,866	15.56%	$16,894	8.00%	$21,118	10.00%
Tier 1 capital to risk weighted assets	30,446	14.42%	8,447	4.00%	12,671	6.00%
Tier 1 capital to assets	30,446	10.59%	11,497	4.00%	14,371	5.00%
December 31, 2011
Total capital to risk weighted assets	$31,073	16.48%	$15,081	8.00%	$18,852	10.00%
Tier 1 capital to risk weighted assets	29,319	15.55%	7,541	4.00%	11,311	6.00%
Tier 1 capital to assets	29,319	10.75%	10,905	4.00%	13,632	5.00%

The table below sets forth a reconciliation of the Bank’s equity capital under GAAP to Tangible and Tier 1 capital and Total capital, as defined by the OCC, at December 31, 2012 and 2011:

	December 31,
	2012	2011
Equity capital	$30,911	$29,533
Disallowed deferred tax asset	(429)	—
Unrealized (gains) losses on securities, net	(36)	(214)

Tangible and Tier 1 capital	30,446	29,319
Allowance for loan losses	2,420	1,754

Total capital	$32,866	$31,073

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 17. Fair Value Measurements

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

The table below sets forth the assets and liabilities reported on the consolidated balance sheet at their fair value as of December 31, 2012 and 2011 by level within the ASC 820 fair value measurement hierarchy:

	Fair Value Measurements at Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$2,132	$—	$2,132	$—
Collateralized mortgage obligations	5,611	—	5,611	—
Mortgage-backed securities	4,964	—	4,964	—
Asset-backed securities	3,006	—	3,006
Measured on a nonrecurring basis:
Assets:
Impaired loans	4,368	—	—	4,368
December 31, 2011
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

Other real estate owned is initially recorded at fair value less estimated costs of disposal, which establishes a new cost basis. For the years ended December 31, 2012 and 2011, adjustments of $0 and $200, respectively, were recorded to write-down commercial properties included in other real estate owned to its fair value less estimated selling costs. Collateral values are estimated using Level 2 inputs based on observable market data such as independent appraisals or Level 3 inputs based on customized discounting.

For the years ended December 31, 2012 and 2011, loans with principal balances of $5,071 and $31, respectively, were re-measured and additional provisions for losses of $703 and $19, respectively, were recorded.

There were no transfers into or out of Level 3 categorization for the periods presented.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

For Level 3 financial and nonfinancial assets measured at fair value on a non-recurring basis at December 31, 2012, the significant unobservable inputs used in the fair value measurements are follows:

Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans	$3,202	Collateral method	Adjustments for selling costs	N/A
Impaired loans	1,166	Income method	Adjustments for selling costs	N/A

Note 18. Fair Value of Financial Instruments

The table below sets forth the estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$23,933	$23,933	$9,928	$9,928
Securities available for sale	15,713	15,713	25,097	25,097
Fixed annuity investment	1,223	1,223	1,176	1,176
Restricted stock	1,149	1,149	2,020	2,020
Accrued interest receivable	724	724	961	961
Level 3 inputs:
Loans and loans held for sale	229,578	229,219	217,572	217,829
Financial liabilities:
Level 2 inputs:
Deposit accounts	232,340	232,530	211,934	208,744
Accrued interest payable	9	9	29	29
Borrowings	20,316	20,334	25,978	26,299
Off-balance sheet assets (liabilities)
Commitments to extend credit	—	—	—	—

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Cash and short-term investments. The carrying amounts of cash and short-term instruments approximate their fair value.

Securities. See Note 17—Fair Value Measurements, for additional information related to methods and assumptions used to estimate fair values for securities.

The carrying value of Federal Home Loan Bank stock and other restricted equities approximate fair value based on the redemption provisions of the Federal Home Loan Bank.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Fixed annuity investment. The carrying amount approximates fair value.

Loans and loans held for sale. For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on commitments on hand from investors or prevailing market rates.

Deposits. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and variable-rate certificates of deposit (“CD’s”) approximate their fair values at the reporting date. Fair values for fixed-rate CD’s are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from Federal Home Loan Bank. The fair value of advances from the Federal Home Loan Bank maturing within 90 days approximates carrying value. Fair value of other advances is based on the discounted value of contractual cash flows based on the Bank’s current incremental borrowing rate for similar borrowing arrangements.

Accrued interest. The carrying amounts of accrued interest approximate their fair values.

Off-balance sheet instruments. Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair value.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Note 19. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for the Company should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$593	$2,117
Investment in Bank	30,911	29,533
ESOP note receivable	1,333	1,379
Other assets	323	118

Total assets	$33,160	$33,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$120	$20

Stockholders’ Equity:
Common stock	16	17
Additional paid-in-capital	14,453	15,278
Unallocated ESOP shares	(1,314)	(1,018)
Retained earnings-substantially restricted	19,849	18,636
Accumlated other comprehensive income, net	36	214

Total stockholders’ equity	33,040	33,127

Total liabilities and stockholders’ equity	$33,160	$33,147

Statements of Income

	Years Ended December 31,
	2012	2011
Interest income on ESOP note receivable	$44	$40
Noninterest expense	(526)	(360)

Loss before income tax benefit and equity in undistributed income of Bank	(482)	(320)
Income tax benefit	(164)	(106)

Net loss before equity in undistributed income of Bank	(318)	(214)
Equity in undistributed income of Bank	1,832	1,149

Net income	$1,514	$935

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)

Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Cash flows used in operating activities:
Net income	$1,514	$935
Adjustments to reconcile net income to net cash flow used in operating activities:
Equity in undistributed net income of Bank	(1,832)	(1,149)
Share based compensation	16	—
Increase in other assets	(205)	(118)
Increase (decrease) in other liabilities	100	(38)

Net cash used in operating activities	(407)	(370)

Cash flows provided by (used in) investing activities:
Capital contributions to bank	—	(589)
Repayment of ESOP note receivable	46	59

Net cash provided by (used in) investing activities	46	(530)

Cash flows used in financing activities:
Issuance of common stock, net of stock issuance costs	—	(15)
Repurchases of common stock	(1,163)	—

Net cash used in financing activities	(1,163)	(15)

Net change in cash and cash equivalents	(1,524)	(915)
Cash and cash equivalents at beginning of year	2,117	3,032

Cash and cash equivalents at end of year	$593	$2,117