Form 10-Q
period 2013-03-31
SP Bancorp, Inc.
filed 2013-05-08
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

(972) 931-5311

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐.

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

As of May 6, 2013, 1,638,750 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SP Bancorp, Inc.

Consolidated Balance Sheets

In thousands, except share amounts (unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$21,782	$22,318
Federal funds sold	9,220	1,615

Total cash and cash equivalents	31,002	23,933
Securities available for sale (amortized cost of $14,948 and $15,658 at March 31, 2013 and December 31, 2012, respectively)	15,024	15,713
Fixed annuity investment	1,235	1,223
Loans held for sale	8,906	7,290
Loans, net of allowance for losses of $2,486 and $2,420 at March 31, 2013 and December 31, 2012, respectively	221,058	222,288
Accrued interest receivable	680	724
Other real estate owned	1,790	1,477
Premises and equipment, net	4,214	4,249
Federal Home Loan Bank stock and other restricted stock, at cost	1,354	1,149
Bank-owned life insurance	7,502	7,439
Deferred income taxes, net	903	910
Other assets	1,687	1,726

Total assets	$295,355	$288,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$26,278	$22,336
Interest-bearing	226,095	210,004

Total deposits	252,373	232,340
Borrowings	7,333	20,316
Accrued interest payable	39	9
Other liabilities	2,101	2,416

Total liabilities	261,846	255,081

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 share authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 1,638,750 shares issued and outstanding at March 31, 2013 and December 31, 2012	16	16
Additional paid-in capital	14,507	14,453
Unallocated Employee Stock Ownership Plan shares	(1,298)	(1,314)
Retained earnings—substantially restricted	20,234	19,849
Accumulated other comprehensive income	50	36

Total stockholders’ equity	33,509	33,040

Total liabilities and stockholders’ equity	$295,355	$288,121

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Income

In thousands, expect per share amounts (unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$2,737	$2,772
Securities—taxable	(8)	38
Securities—nontaxable	18	50
Other interest—earning assets	43	32

Total interest income	2,790	2,892

Interest expense:
Deposit accounts	273	285
Borrowings	44	87

Total interest expense	317	372

Net interest income	2,473	2,520
Provision for loan losses	75	487

Net interest income after provision for loan losses	2,398	2,033

Noninterest income:
Service charges	281	294
Gain on sale of securities available for sale	—	320
Gain on sale of mortgage loans	576	367
Increase in cash surrender value of bank owned life insurance	63	56
Other	122	65

Total noninterest income	1,042	1,102

Noninterest expense:
Compensation and benefits	1,713	1,448
Occupancy costs	248	255
Equipment expense	36	65
Data processing expense	169	134
ATM expense	106	96
Professional and outside services	296	337
Stationary and supplies	24	30
Marketing	54	54
FDIC insurance assessments	62	46
Operations from other real estate owned	12	31
Other expense	154	277

Total noninterest expense	2,874	2,773

Income before income tax expense	566	362
Income tax expense	181	83

Net income	$385	$279

Basic earnings per share	$0.25	$0.17

Diluted earnings per share	$0.25	$0.17

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income

In thousands (unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$385	$279
Other comprehensive income (loss) before tax:
Net unrealized gains on available for sale securities, arising during the year	21	229
Reclassification adjustment for gain on sale of securities available for sale, included in net income	—	(320)

Other comprehensive income (loss), before tax	21	(91)
Income tax expense (benefit)	7	(30)

Other comprehensive income (loss), net of tax	14	(61)

Comprehensive income	$399	$218

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

In thousands (unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Employee Stock Ownership Shares	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, December 31, 2011	$17	$15,278	$(1,018)	$18,636	$214	$33,127
Net income	—	—	—	279	—	279
Other comprehensive income	—	—	—	—	(61)	(61)
Employee Stock Ownership Plan shares purchased in open market	—	—	(320)	—	—	(320)
Employee Stock Ownership Plan shares allocated	—	2	18	—	—	20
Repurchase of common stock	—	(82)	—	(16)	—	(98)

Balance, March 31, 2012	$17	$15,198	$(1,320)	$18,899	$153	$32,947

Balance, December 31, 2012	$16	$14,453	$(1,314)	$19,849	$36	$33,040
Net income	—	—	—	385	—	385
Other comprehensive income	—	—	—	—	14	14
Employee Stock Ownership Plan shares allocated	—	11	16	—	—	27
Stock based compensation	—	43	—	—	—	43

Balance, March 31, 2013	$16	$14,507	$(1,298)	$20,234	$50	$33,509

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Cash Flows

In thousands (unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows (used in) provided by operating activities:
Net income	$385	$279
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	67	71
Amortization of premiums on securities	123	133
Employee Stock Ownership Plan expense	27	20
Stock based compensation	43	—
Provision for loan losses	75	487
Deferred income taxes	7	(32)
Gain on sale of securities available for sale	—	(320)
Gain on sale of mortgage loans	(576)	(367)
Proceeds from sale of mortgage loans	19,189	15,988
Loans originated for sale	(20,229)	(14,936)
Increase in cash surrender value of bank-owned life insurance	(63)	(56)
Decrease in accrued interest receivable	44	171
Decrease in other assets	32	1,207
Increase in fixed asset annuity investment	(12)	(12)
(Decrease) increase in accrued interest payable and other liabilities	(285)	241

Net cash (used in) provided by operating activities	(1,173)	2,874

Cash flows provided by investing activities:
Purchase of securities available for sale	(453)	(5,614)
Maturities, calls and principal pay downs on securities available for sale	1,040	502
Proceeds from sale of securities available for sale	—	12,979
(Purchases) redemptions of Federal Home Loan Bank stock	(205)	358
Loan repayments, net of (originations)	654	(924)
Proceeds from sale of impaired loans	185	—
Net proceeds from sale of (additions to) other real estate owned and repossessed assets	3	(200)
Purchase of premises and equipment	(32)	—

Net cash provided by investing activities	1,192	7,101

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	20,033	17,084
Repayment of Federal Home Loan Bank advances, net	(12,983)	(16,935)
Employee Stock Ownership Plan shares purchased	—	(320)
Repurchase of common stock	—	(98)

Net cash provided by (used in) financing activities	7,050	(269)

Net increase in cash and cash equivalents	7,069	9,706
Cash and cash equivalents at beginning of period	23,933	9,928

Cash and cash equivalents at end of period	$31,002	$19,634

Supplemental cash flow information:
Interest paid	$287	$374

Noncash transactions:
Transfer of loans to other real estate owned and repossessed assets	$316	$—

Transfer of loans held for portfolio to loans held for sale	$1,710	$—

Sale of loans, internally financed	$1,525	$—

See Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. SP Bancorp, Inc. (the “Company”) is a federal savings and loan holding company and the parent of SharePlus Federal Bank (the “Bank”). The Company is regulated by the Board of Governors of the Federal Reserve System and the Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank operates as a full-service bank, providing services including the acceptance of checking and savings deposits, and the origination of primarily one- to four-family residential mortgage loans and, to a lesser extent, commercial real estate, home equity, commercial business, automobile, and personal loans. In addition to the Bank’s home office in Plano, Texas, the Bank has four branches: one located near downtown Dallas, Texas; one located near the Bank’s headquarters in Plano, Texas; one located in Louisville, Kentucky; and one located in Irvine, California. The Bank is in the process of closing its Irvine, California branch and has filed a notice with the OCC in connection therewith. During March 2013, the Bank closed one of its branches located in Louisville, Kentucky.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (the “SEC”) in the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the consolidated companies have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 6, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Company has one reportable segment consisting of the Bank. The Company’s Chief Executive Officer uses consolidated results to make operating and strategic decisions.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

Earnings per Share. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. Shares of common stock, par value $0.01 per share (“common stock”), held by the SharePlus Federal Bank Employee Stock Ownership Plan (the “ESOP), which have been committed to be released, are considered outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Earnings (numerator)
Net income for common stockholders	$385	$279
Less: net income allocated to participating securities	7	—

Net income allocated to common stockholders	$378	$279

Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	1,515	1,615
Dilutive effect of employee stock-based awards	9	—

Adjusted weighted average shares outstanding	1,524	1,615

Earnings per share:
Basic	$0.25	$0.17
Diluted	$0.25	$0.17

Participating securities include non-vested restricted stock awards (though no actual shares of common stock related to restricted stock units are issued until settlement of such awards) that receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. For the three months ended March 31, 2013, the Company excluded from the diluted EPS calculation restricted stock awards of 30,000 shares because they are participating securities. There were no restricted stock awards or stock options outstanding during the three months ended March 31, 2012.

Recent Authoritative Accounting Guidance. In February 2013, the Financial Accounting Standards Board issued an accounting standards update to finalize the reporting requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). Items fully reclassified out of AOCI to net income must have the effect of the reclassification disclosed according to the respective income statement line item and must be disclosed either on the face of the financial statements by income statement line item, or in the notes thereto. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of March 31, 2013, the impact of this update on the Company’s disclosures was minimal as the only changes to AOCI were changes in market values related to available for sale securities.

Note 2. Stock Conversion

On October 29, 2010, the Bank completed its conversion from a federal mutual savings bank to a capital stock savings bank. A new holding company, the Company, was established as part of the conversion. Following this conversion, the Company consummated an initial public offering of 1,725,000 shares of common stock at $10.00 per share. Net proceeds of $14,480 were raised in the stock offering, after deduction of conversion costs of $1,942 and excluding $828 which was loaned by the Company to a trust for the benefit of the ESOP. The ESOP was authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 70,250 shares in the open market through December 31, 2012.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

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

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock if the effect thereof would cause equity capital to be reduced below the liquidation account amount or regulatory capital requirements. Any purchase of the Company’s common stock must be conducted in accordance with applicable laws and regulations.

On February 27, 2012, the Company announced that its board of directors had authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately 86,250 shares. As of December 31, 2012, the Company had repurchased 86,250 shares.

Note 3. Securities

Securities are classified in the consolidated balance sheets according to management’s intent. At March 31, 2013 and December 31, 2012, all of the Company’s securities were classified as available for sale. The table below sets forth the amortized cost of securities and their approximate fair values at March 31, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
Municipal securities	$2,537	$44	$(52)	$2,529
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	4,728	41	(7)	4,762
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	4,648	69	(17)	4,700
Asset-backed securities substantially guaranteed by the United States Government	3,035	—	(2)	3,033

	$14,948	$154	$(78)	$15,024

December 31, 2012:
Municipal securities	$2,088	$56	$(12)	$2,132
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	5,594	33	(16)	5,611
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	4,940	58	(34)	4,964
Asset-backed securities substantially guaranteed by the United States Government	3,036	—	(30)	3,006

	$15,658	$147	$(92)	$15,713

Collateralized mortgage obligations and mortgage-backed securities are backed by one- to four-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans. Asset-backed securities are secured by student loans and substantially guaranteed by the United States Government.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

The table below sets forth proceeds from sales of securities available for sale, gross gains and gross losses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Proceeds from sale	$—	$12,979
Gross gains	$—	$401
Gross losses	$—	$81

The table below sets forth gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

	Number of Security	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
	Positions with Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses
March 31, 2013:
Municipal securities	3	$1,476	$(52)	$—	$—	$1,476	$(52)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	1	856	(7)	—	—	856	(7)
Mortgage-backed securities	1	1,656	(17)	—	—	1,656	(17)
Asset-backed securities substantially guaranteed by the United States Government	1	3,033	(2)	—	—	3,033	(2)

	6	$7,021	$(78)	$—	$—	$7,021	$(78)

December 31, 2012:
Municipal securities	2	$1,066	$(12)	$—	$—	$1,066	$(12)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2	1,975	(16)	—	—	1,975	(16)
Mortgage-backed securities	1	1,775	(34)	—	—	1,775	(34)
Asset-backed securities substantially guaranteed by the United States Government	1	3,006	(30)	—	—	3,006	(30)

	6	$7,822	$(92)	$—	$—	$7,822	$(92)

The unrealized losses reflected in the table above were generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on March 31, 2013 and December 31, 2012 and are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell them prior to recovery. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

The table below sets forth scheduled maturities of securities at March 31, 2013 and December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
After 5 years through 10 years	$3,035	$3,033	$3,036	$3,006
Due after 10 years	2,537	2,529	2,088	2,132

	5,572	5,562	5,124	5,138
Mortgage backed securities and collateralized mortgage obligations	9,376	9,462	10,534	10,575

	$14,948	$15,024	$15,658	$15,713

Note 4. Loans and Allowance for Loan Losses

The table below sets forth loans at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Commercial business	$13,351	$12,505
Commercial real estate	42,079	41,489
One- to four-family	120,842	122,601
Mortgage warehouse	32,232	33,094
Home equity	8,972	8,564
Consumer	5,372	5,760

	222,848	224,013
Premiums, net	59	66
Deferred loan costs, net	637	629
Allowance for loan losses	(2,486)	(2,420)

	$221,058	$222,288

The Bank originates loans to individuals and businesses, primarily geographically concentrated near the Bank’s headquarters in Dallas and Plano, Texas. Loan balances, interest rates, loan terms and collateral requirements vary according to the type of loan offered and overall credit-worthiness of the potential borrower.

Commercial Business. Commercial business loans are made to customers for the purpose of acquiring equipment and for other general business purposes, including inventory and accounts receivable financing. Commercial business loans are made based primarily on the historical and projected cash flow of the borrower and, to a lesser extent, the underlying collateral. Commercial business loans generally carry higher risk of default since their repayment generally depends on the successful operation of the business and the sufficiency of collateral.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

One- to Four-Family. One- to four-family loans are underwritten based on the applicant’s employment and credit history and the appraised value of the property. The assets that serve as collateral for these loans could be negatively impacted by declining real estate values.

Mortgage Warehouse. Mortgage warehouse loans are funded based on agreements with mortgage lenders pursuant to which we purchase legal ownership interests in individual loans such lenders originate. These loans are typically paid off within 30 days of being funded, when the loan is sold into the secondary market. All loans are underwritten consistently with established programs for permanent financing with financially sound investors.

Home Equity. Home equity loans are underwritten similarly to one- to four-family loans. Collateral value could be negatively impacted by declining real estate values.

Consumer. Consumer loans include automobile, signature and other consumer loans. Potential credit risks include rapidly depreciable assets, such as automobiles, which could adversely affect the value of the collateral.

The table below sets forth an age analysis of past due loans by loan class as of March 31, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One-to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
March 31, 2013
Past due:
30-59 days	$—	$—	$589	$—	$—	$—	$589
60-89 days	—	—	—	—	—	—	—
90 days or more	—	—	47	—	—	—	47

Total past due	—	—	636	—	—	—	636
Current	13,351	42,079	120,206	32,232	8,972	5,372	222,212

Total loans	$13,351	$42,079	$120,842	$32,232	$8,972	$5,372	$222,848

December 31, 2012
Past due:
30-59 days	$—	$—	$2,773	$—	$—	$18	$2,791
60-89 days	—	—	45	—	—	—	45
90 days or more	—	—	321	—	—	—	321

Total past due	—	—	3,139	—	—	18	3,157
Current	12,505	41,489	119,462	33,094	8,564	5,742	220,856

Total loans	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

The Bank uses a ten-point internal risk rating system for commercial real estate and commercial business loans, which provides a comprehensive analysis of the credit risk inherent in each loan. The rating system provides for five pass ratings. Rating grades six through ten comprise the adversely rated credits.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

The Bank classifies problem and potential problem loans for all loan types using the classifications of special mention, substandard, substandard nonaccrual, doubtful and loss, which correspond to the risk ratings of six, seven, eight, nine and ten, respectively. The classifications are updated, when warranted.

A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard and substandard nonaccrual loans include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans or portions of loans classified as loss, are those considered uncollectible and of such little value that their continuance is not warranted. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management’s close attention, are required to be designated as special mention.

The table below sets forth a summary of loans by grade or classification as of March 31, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
March 31, 2013
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$13,351	$38,929	$115,802	$32,232	$8,972	$5,354	$214,640
Special mention	—	—	123	—	—	—	123
Substandard	—	246	1,306	—	—	5	1,557
Substandard nonaccrual	—	2,904	3,611	—	—	13	6,528
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$13,351	$42,079	$120,842	$32,232	$8,972	$5,372	$222,848

December 31, 2012
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$12,505	$36,568	$117,232	$33,094	$8,564	$5,739	$213,702
Special mention	—	—	157	—	—	—	157
Substandard	—	246	1,888	—	—	6	2,140
Substandard nonaccrual	—	4,675	3,324	—	—	15	8,014
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

The table below summarizes impaired loans and nonperforming loans by loan class at March 31, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
March 31, 2013
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$2,904	$381	$—	$—	$10	$3,295
Impaired loans with no allowance for loan losses	—	—	3,247	—	—	8	3,255

Total impaired loans	$—	$2,904	$3,628	$—	$—	$18	$6,550

Unpaid principal balance of impaired loans	$—	$2,904	$3,628	$—	$—	$18	$6,550
Allowance for loan losses on impaired loans	$—	$635	$112	$—	$—	$3	$750
Average recorded investment in impaired loans	$—	$3,790	$3,803	$—	$—	$19	$7,612
Nonperforming loans:
Nonaccrual loans	$—	$2,904	$3,613	$—	$—	$13	$6,530
Loans past due 90 days and still accruing	—	—	—	—	—	—	—
Troubled debt restructurings (not including nonaccrual loans)	—	—	—	—	—	7	7

	$—	$2,904	$3,613	$—	$—	$20	$6,537

December 31, 2012
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$4,675	$384	$—	$—	$11	$5,070
Impaired loans with no allowance for loan losses	—	—	3,594	—	—	10	3,604

Total impaired loans	$—	$4,675	$3,978	$—	$—	$21	$8,674

Unpaid principal balance of impaired loans	$—	$4,675	$3,978	$—	$—	$21	$8,674
Allowance for loan losses on impaired loans	$—	$610	$90	$—	$—	$3	$703
Average recorded investment in impaired loans	$—	$5,412	$2,321	$—	$5	$24	$7,762
Nonperforming loans:
Nonaccrual loans	$—	$4,675	$3,324	$—	$—	$15	$8,014
Loans past due 90 days and still accruing	—	—	—	—	—	—	—
Troubled debt restructurings (not including nonaccrual loans)	—	—	—	—	—	10	10

	$—	$4,675	$3,324	$—	$—	$25	$8,024

For the three months ended March 31, 2013 and 2012, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $103 and $80, respectively. Interest income recognized, substantially on a cash basis, on such loans for the three months ended March 31, 2013 and 2012 was $2 and $0, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

The table below sets forth a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2013 and 2012 and the 12 months ended December 31, 2012, and total investment in loans at March 31, 2013, December 31, 2012 and March 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
March 31, 2013
Allowance for loan losses:
Balance beginning of year	$326	1,215	$731	$—	$83	$65	$2,420
Provision for loan losses	6	50	14	—	3	2	75
Loans charged to allowance	—	(5)	—	—	—	(10)	(15)
Recoveries of loans previously charged off	—	—	1	—	2	3	6

Balance, end of period	$332	$1,260	$746	$—	$88	$60	$2,486

Ending balance: individually evaluated for impairment	$—	$635	$112	$—	$—	$3	$750

Ending balance: collectively evaluated for impairment	$332	$625	$634	$—	$88	$57	$1,736

Loans:
Ending balance	$13,351	$42,079	$120,842	$32,232	$8,972	$5,372	$222,848

Ending balance individually evaluated for impairment	$—	$2,904	$3,628	$—	$—	$18	$6,550

Ending balance collectively evaluated for impairment	$13,351	$39,175	$117,214	$32,232	$8,972	$5,354	$216,298

December 31, 2012
Allowance for loan losses:
Balance beginning of year	$130	624	$778	$—	$133	$89	$1,754
Provision for loan losses	196	591	248	—	(26)	9	1,018
Loans charged to allowance	—	—	(297)	—	(28)	(46)	(371)
Recoveries of loans previously charged off	—	—	2	—	4	13	19

Balance, end of year	$326	$1,215	$731	$—	$83	$65	$2,420

Ending balance: individually evaluated for impairment	$—	$610	$90	$—	$—	$3	$703

Ending balance: collectively evaluated for impairment	$326	$605	$641	$—	$83	$62	$1,717

Loans:
Ending balance	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

Ending balance individually evaluated for impairment	$—	$4,675	$3,978	$—	$—	$21	$8,674

Ending balance collectively evaluated for impairment	$12,505	$36,814	$118,623	$33,094	$8,564	$5,739	$215,339

March 31, 2012
Allowance for loan losses:
Balance beginning of year	$130	$624	$778	$—	$133	$89	$1,754
Provision for loan losses	8	94	430	—	(50)	5	487
Loans charged to allowance	—	—	(199)	—	—	(8)	(207)
Recoveries of loans previously charged off	—	—	—	—	1	2	3

Balance, end of period	$138	$718	$1,009	$—	$84	$88	$2,037

Ending balance: individually evaluated for impairment	$—	$—	$112	$—	$—	$5	$117

Ending balance: collectively evaluated for impairment	$138	$718	$897	$—	$84	$83	$1,920

Loans:
Ending balance	$7,095	$41,348	$132,874	$16,285	$9,418	$7,518	$214,538

Ending balance individually evaluated for impairment	$—	$5,258	$2,052	$—	$12	$26	$7,348

Ending balance collectively evaluated for impairment	$7,095	$36,090	$130,822	$16,285	$9,406	$7,492	$207,190

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

For the quarter ended March 31, 2013, the Company recorded a provision for loan losses of $75, a decrease of $412 from the comparative 2012 quarter. The decrease in the provision was attributable to lower charge-off rates, declining balances of loans individually evaluated for impairment, and overall improvements in credit quality trends.

Loans or portions of loans are charged against the allowance for losses when loans are determined to be uncollectible, including troubled debt restructurings. The Company evaluates the need for an allocated allowance when loans are determined to be impaired. The allocated allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company has provided an allocated allowance for loan losses of $350 and $328 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2013 or December 31, 2012.

During the three months ended March 31, 2013, one loan was modified to reduce the interest rate and to extend the interest only payment terms for 12 months. During the three months ended March 31, 2012, one loan was modified to reduce the interest rate and to extend the interest only payment terms to 24 months.

The table below sets forth a summary of troubled debt restructurings for the three months ended March 31, 2013 and 2012, and loans that were restructured during the previous 12 months that subsequently defaulted during the three months ended March 31, 2013 or 2012:

	Commercial Business	Commercial Real Estate	One-to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
Troubled debt restructurings during the three months ended March 31, 2013:
Number of contracts	—	—	1	—	—	—	1

Pre-restructuring outstanding recorded investment	$—	$—	$392	$—	$—	$—	$392

Post-restructuring outstanding recorded investment	$—	$—	$382	$—	$—	$—	$382

Troubled debt restructuring during the previous twelve months that subsequently defaulted during the three months ended March 31, 2013:
Number of contracts	—	—	—	—	—	—	—

Recorded investment	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the three months ended March 31, 2012:
Number of contracts	—	—	1	—	—	—	1

Pre-restructuring outstanding recorded investment	$—	$—	$392	$—	$—	$—	$392

Post-restructuring outstanding recorded investment	$—	$—	$392	$—	$—	$—	$392

Troubled debt restructuring during the previous twelve months that subsequently defaulted during the three months ended March 31, 2012:
Number of contracts	—	—	1	—	—	—	1

Recorded investment	$—	$—	$789	$—	$—	$—	$789

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

The Bank originated $20,229 and $14,936 in loans during the three months ended March 31, 2013 and 2012, respectively, with the intent to sell them to various correspondent lending institutions. Proceeds on sales of these loans were $19,189 and $15,988 for the three months ended March 31, 2013 and 2012, respectively. Gains on sales of these loans were $576 and $367 for the three months ended March 31, 2013 and 2012, respectively. These loans were sold with servicing rights released. There were no transfers of loans held for portfolio to loans held for sale during the periods presented.

Loans serviced for the benefit of others were $5,381, $1,591 and $3,243 at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Note 5. Borrowings

The Bank periodically borrows from the Federal Home Loan Bank of Dallas (the “FHLB”). At March 31, 2013, the Bank had a total of 10 such advances totaling $7,333, net of $287 in amortized prepayment fees incurred during the third quarter of 2012. These advances have various maturities ranging from January 5, 2015 through February 1, 2023 at interest rates ranging from 0.74% to 2.33%.

At December 31, 2012, the Bank had a total of eight FHLB advances which totaled $20,316, net of $307 in amortized prepayment fees incurred in the third quarter of 2012. These advances had various maturities ranging from January 2, 2013 through September 6, 2018 at interest rates ranging from 0.08% to 1.53%.

FHLB advances were secured by FHLB stock, real estate loans and securities of $103,224 and $105,702, at March 31, 2013 and December 31, 2012, respectively. The Bank had remaining credit available under the FHLB advance program of $95,604 and $85,079 at March 31, 2013 and December 31, 2012, respectively.

During 2012, the Bank prepaid $6,123 of advances from the FHLB maturing in years 2013 through 2014, with a weighted-average rate of 3.46% and an average remaining term of 1.29 years. These borrowings were replaced with $6,123 of new advances from the FHLB maturing in years 2015 through 2018, with a weighted-average rate of 2.40% and an average remaining term of 4.02 years. The Bank paid $325 of prepayment fees to the FHLB in order to increase the duration and reduce interest costs of these advances. Such fees were deferred and are being recognized in interest expense using the interest method as an adjustment to the cost of the new advances over their remaining term.

Note 6. Employee Benefits

Defined contribution plan. The Bank’s 401(k) plan covers all eligible employees, as defined therein. The Bank matches 100% of employee contributions up to 5% of employees’ salaries. The Bank made matching contributions totaling $39 and $38 during the three months ended March 31, 2013 and 2012, respectively.

The Bank has a nonqualified deferred compensation plan for the benefit of one officer. The Bank is funding the agreement with a fixed rate annuity. The recorded obligation related to this plan of $235 and $188 at March 31, 2013 and 2012, respectively, is included in other liabilities. Expense of $12 was recorded for each of the three months ended March 31, 2013 and 2012. There were no payments made pursuant to this plan during the three months ended March 31, 2013 or 2012. A participant’s benefit under the plan consists solely of the net amount credited to his or her account. The participant’s account is credited periodically with any interest or other investment earnings credited under the annuity contract or other investment alternative identified in the plan. The amount credited to a participant’s account vests at the rate of 20% per year, starting on the first anniversary of the initial participation date. The participant’s account accelerates and will become 100% vested upon death, disability or upon a change in control. In the event of his termination for cause the account will be forfeited. Payment of the plan’s benefit will be made in a single cash payment within 90 days of the earlier of the date on which the account becomes 100% vested or the date of the participant’s separation from service other than for cause. In the event of death, payment will be made to the participant’s beneficiaries.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

ESOP. In conjunction with the Company’s initial public offering, the Bank adopted the ESOP for eligible employees. The ESOP has purchased 138,000 shares of common stock for allocation to participants thereunder.

Employees must have completed at least 1,000 hours of service during each plan year, which begins on January 1st, to be eligible to participate in the ESOP. Benefits issued under the ESOP vest over a period of six years, with 20% of the benefits vesting following two years of service and the remaining 80% vesting at a rate of 20% for each additional year of service thereafter. The Bank makes minimum annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares are pledged as collateral on the ESOP loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and compensation of the participants.

The table below sets forth the ESOP shares at March 31, 2013 and December 31, 2012:

	March 31,		December 31,
	2013		2012
Allocated shares	13,387		6,367
Unearned shares	124,613		131,633
Total ESOP Shares	138,000		138,000
Fair value of unearned shares (in thousands)	$2,305		$1,927
Compensation expense recognized from the release of share from ESOP (in thousands)	$26	(1)	$97	(1)

(1)	March 31, 2013 amount is for 3 months; December 31, 2012 amount is for 12 months

Share-based compensation. On May 17, 2012, the Company established the 2012 Equity Incentive Plan (the “Plan”), a long-term incentive plan under which 241,500 common shares were authorized for equity-based awards. The Plan has been approved by the Company’s stockholders and the Compensation Committee of the Company’s board of directors (the “Committee”) administers the Plan.

The types of awards that may be granted under the Plan include stock options, restricted stock and restricted stock units. As of March 31, 2013, 142,000 shares remained available for grants under the Plan. Prior to the establishment of the Plan, no equity incentive plan had been adopted and, therefore, no securities were available for grant under any plan as of March 31, 2012. Awards under the Plan are evidenced by an award agreement that: (i) specifies the number of stock options, restricted shares or restricted stock units covered by the award; (ii) specifies the date of grant; (iii) specifies the vesting period or conditions to vesting; and (iv) contains such other terms and conditions not inconsistent with the Plan, including the effect of termination of a participant’s employment or service with the Company as the Committee may, in its discretion, prescribe. The option price for each grant must be at least equal to the fair value of a share of the Company’s common stock on the date of grant. Options are granted at such time as the Committee determines at the date of grant and in no event can the exercise period exceed a maximum of 10 years. Upon a change-in-control of the Company, as defined in the Plan, all outstanding options and non-vested stock awards and units would immediately vest.

The Company recognized $43 and $0 of share-based compensation expense for the three months ended March 31, 2013 and 2012, respectively, as a component of compensation and benefits. As of March 31, 2013, the Company had $838 of unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over 4.66 years.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

There were no options outstanding during the first quarter of 2012. The table below sets forth a summary of stock option activity under the Plan for the three months ended March 31, 2013:

	Number of Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	69,500		$15.25
Granted	—		$—
Exercised	—		$—
Canceled	—		$—

Outstanding at March 31, 2013	69,500		$15.25

Vested and exercisable at March 31, 2013	—	$	NA
Vested and exercisable weighted average remaining contractual terms (in years)	—	$	NA

No restricted stock shares were outstanding during the first quarter of 2012. The table below sets forth a summary of restricted stock activity under the Plan for the three months ended March 31, 2013:

Grant Date
	Number of	Weighted-Average
	Shares	Cost
Unvested at January 1, 2013	30,000	$15.25
Shares awarded	—	$—
Restrictions lapsed and shares released	—	$—
Canceled	—	$—

Unvested at March 31, 2013	30,000	$15.25

Note 7. Income Taxes

The difference between the statutory rate of 34.0% and the effective tax rates of 32.0% and 22.9% for the three months ended March 31, 2013 and 2012, respectively, was primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

There were no significant changes in deferred tax items during the three months ended March 31, 2013, as compared to December 31, 2012.

Note 8. Financial Instruments With Off-Balance Sheet Risk

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

The table below sets forth the approximate amounts of these financial instruments at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Commitments to extend credit	$35,237	$22,688

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, single and multi-family residences, plant and equipment, cattle and income-producing commercial properties. At March 31, 2013 and December 31, 2012, commitments to fund fixed rate loans of $21,001, including $12,768 of mortgage warehouse loans, and $9,803, including $1,906 of mortgage warehouse loans, respectively, were included in the commitments to extend credit. The increase in fixed rate commitments is reflective of the growth in our mortgage warehouse lending. Interest rates on commitments to fund fixed rate loans, including unsecured loans, ranged from 2.45% to 17.90% at March 31, 2013 and from 2.63% to 17.9% at December 31, 2012.

The Company did not incur any significant losses on its commitments for the three months ended March 31, 2013 or 2012. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

Note 9. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of core capital (as defined) to adjusted tangible assets (as defined) and of tangible capital (as defined) to tangible assets. As of March 31, 2013 and December 31, 2012, the Bank met all capital adequacy requirements to which it was subject.

At March 31, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the Bank’s category.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

The table below sets forth the Bank’s capital ratios as of March 31, 2013 and December 31, 2012:

					Maximum to be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital to risk weighted assets	$33,507	14.19%	$18,885	8.00%	$23,606	10.00%
Tier 1 capital to risk weighted assets	31,021	13.14%	9,442	4.00%	14,164	6.00%
Tier 1 capital to assets	31,021	10.53%	11,787	4.00%	14,733	5.00%
December 31, 2012
Total capital to risk weighted assets	$32,866	15.56%	$16,894	8.00%	$21,118	10.00%
Tier 1 capital to risk weighted assets	30,446	14.42%	8,447	4.00%	12,671	6.00%
Tier 1 capital to assets	30,446	10.59%	11,497	4.00%	14,371	5.00%

For the March 31, 2013 FDIC Consolidated Report of Condition and Income (“Call Report”) filing and filings thereafter, the Federal Financial Institutions Examination Council issued supplemental instructions for the preparation of the Call Report indicating the loans obtained in a mortgage warehouse loan program that do not qualify for sale accounting should be assigned a 100% risk weight. The Bank previously assigned a risk weighting of 20% or 50% to these loans. The March 31, 2013 table presented above reflects the changes included in the supplemental instructions for the Call Report while the December 31, 2012 information reflects previous call report instructions. Had these instructions been in place at December 31, 2012, tier 1 capital to risk weighted assets would have been 13.34% and total capital to risk weighted assets would have been 14.40%. The change does not impact the tier 1 capital to assets ratio.

Note 10. Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact and willing to transact.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

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

The table below sets forth the assets and liabilities reported on the consolidated balance sheet at their fair value as of March 31, 2013 and December 31, 2012 by level within the ASC 820 fair value measurement hierarchy:

	Fair Value Measurements at Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2013
Measured on a recurring basis:
Assets:
Municipal securities	$2,529	$—	$2,529	$—
Collateralized mortgage obligations	4,762	—	4,762	—
Mortgage-backed securities	4,700	—	4,700	—
Asset-backed securities	3,033	—	3,033
Fixed annuity investment	1,235	—	1,235	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	2,545	—	—	2,545
December 31, 2012
Measured on a recurring basis:
Assets:
Municipal securities	$2,132	$—	$2,132	$—
Collateralized mortgage obligations	5,611	—	5,611	—
Mortgage-backed securities	4,964	—	4,964	—
Asset-backed securities	3,006	—	3,006
Fixed annuity investment	1,223	—	1,223	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	4,368	—	—	4,368

There were no transfers between Level 1 and Level 2 categorizations for the periods presented.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

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

Certain financial assets are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. Other real estate owned (“OREO”) is initially recorded at fair value less estimated costs of disposal, which establishes a new cost basis.

For the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, loans with principal balances of $3,295, $392 and $5,071, respectively, were re-measured and additional provisions for losses of $82, $98 and $703, respectively, were recorded.

There were no transfers into or out of Level 3 categorization for the periods presented.

The table below sets forth Level 3 financial and nonfinancial assets measured at fair value on a non-recurring basis at March 31, 2013 and the significant unobservable inputs used in the fair value measurements:

Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range (Weighted Average)
Impaired loans	$1,160	Collateral method	Adjustments for selling costs	Commercial real estate	7%-9%
Impaired loans	$1,109	Income method	Adjustments for selling costs	Commercial real estate	7%-9%
Impaired loans	$269	Collateral method	Adjustments for selling costs	One-to-four family	8%
Impaired loans	$7	Collateral method	Adjustments for selling costs	Consumer	N/A

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

Note 11. Fair Value of Financial Instruments

The table below sets forth the estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$31,002	$31,002	$23,933	$23,933
Securities available for sale	15,024	15,024	15,713	15,713
Fixed annuity investment	1,235	1,235	1,223	1,223
Restricted stock	1,354	N/A	1,149	N/A
Accrued interest receivable	680	680	724	724
Level 3 inputs:
Loans and loans held for sale	229,964	229,334	229,578	229,219
Financial liabilities:
Level 2 inputs:
Deposits	252,373	255,155	232,340	232,530
Accrued interest payable	39	39	9	9
Borrowings	7,333	7,402	20,316	20,334
Off-balance sheet assets (liabilities) Commitments to extend credit	—	—	—	—

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. ASC 820 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

With the exception of sales of loans held for sale and the liquidation of OREO, the Company does not typically sell or transfer assets and liabilities in the normal course of business.

Cash and short-term investments. The carrying amounts of cash and short-term instruments approximate their fair value.

Securities. See “Note 10—Fair Value Measurements” for additional information related to methods and assumptions used to estimate fair values for securities. It was not practicable to determine the fair value of FHLB stock and other restricted securities due to restrictions on the transferability of such securities.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

Dollars in thousands, except per share amounts (unaudited)

Deposits. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and variable-rate certificates of deposit (“CDs”) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Advances from the FHLB. The fair value of advances from the FHLB maturing within 90 days approximates carrying value. Fair value of other advances is based on the discounted value of contractual cash flows based on the Bank’s current incremental borrowing rate for similar borrowing arrangements.

Accrued interest. The carrying amounts of accrued interest approximate their fair values.

Off-balance sheet instruments. Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition at March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of SP Bancorp, Inc. (“SP Bancorp” or “the “Company”). The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q for the first quarter ended March 31, 2013 (this “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	statements or our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events, except as may be required by applicable law.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013, and the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

SP Bancorp was incorporated as a Maryland corporation on June 16, 2010 and owns all of the outstanding shares of common stock of SharePlus Federal Bank (the “Bank”). The Bank converted from a federal mutual savings bank to a capital stock savings bank on October 29, 2010. In its initial public offering, SP Bancorp issued a total of 1,725,000 shares of common stock, par value $0.01 per share (“common stock”), at a price of $10.00 per share for aggregate gross proceeds of $17.3 million.

As of March 31, 2013, we had $295.4 million of total assets, $230.0 million of loans, net, including loans held for sale, $252.4 million of deposits and $33.5 million of total stockholders’ equity on a consolidated basis.

During the three months ended March 31, 2013, we had $385,000 of net income, compared to $279,000 of net income for the three months ended March 31, 2012. The increase in net income during the three months ended March 31, 2013 resulted primarily from a lower provision for loan losses, partially offset by lower net interest income, higher noninterest expense and higher income tax expense.

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we incur on our deposits and, to a lesser extent, our borrowings. Results of operations are also affected by service charges and other fees, provision for loan losses, commissions, gain on sales of securities and loans and other income. Our noninterest expense consists primarily of compensation and benefits, occupancy costs, equipment expense, data processing, ATM expense, professional and outside services, Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments, marketing and income tax expense.

Our results of operations are also significantly affected by general economic and competitive conditions, as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially affect our financial condition and results of operations.

Critical Accounting Policies. There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 6, 2013.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Summary of Selected Balance Sheet Data.

	March 31,	December 31,	Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Total assets	$295,355	$288,121	$7,234	2.51%
Total cash and cash equivalents	31,002	23,933	7,069	29.54
Securities available for sale, at fair value	15,024	15,713	(689)	(4.38)
Loans held for sale	8,906	7,290	1,616	22.17
Loans, net	221,058	222,288	(1,230)	(0.55)
Other real estate owned	1,790	1,477	313	21.19
Premises and equipment, net	4,214	4,249	(35)	(0.82)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	1,354	1,149	205	17.84
Bank-owned life insurance	7,502	7,439	63	0.85
Other assets (1)	4,505	4,583	(78)	(1.70)
Deposits	252,373	232,340	20,033	8.62
Borrowings	7,333	20,316	(12,983)	(63.91)
Stockholders’ equity	33,509	33,040	469	1.42

(1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets increased $7.2 million to $295.4 million at March 31, 2013. The increase in total assets was driven by increases in customer deposits that were temporarily reinvested in cash and cash equivalents and loans held for sale. The increase in deposits was also used to reduce borrowings.

Net loans, including loans held for sale, increased $386,000 to $230.0 million at March 31, 2013, as loans held for sale increased as a result of higher loan production due to the low interest rate environment.

Other real estate owned (“OREO”) increased due to the foreclosure on seven one- to four-family residential rental properties that secured a loan made to one borrower.

Deposits increased $20.0 million to $252.4 million at March 31, 2013. Deposits, including interest-bearing demand deposits, non-interest bearing demand and certificates of deposit and savings deposits, increased primarily from deposit inflows from existing customers. Certificates of deposit increased due to management extending the term of its liabilities during the low interest rate environment, as well as a popular CD product that we offered to retain seasonal deposit inflows.

Advances from the Federal Home Loan Bank of Dallas (the “FHLB”) decreased $13.0 million to $7.3 million at March 31, 2013 due to increased deposits and the corresponding payoffs of advances.

The increase in stockholders’ equity was primarily due to $385,000 of net income for the three months ended March 31, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. We recorded $385,000 of net income for the three months ended March 31, 2013, compared to $279,000 of net income for the same period last year. Net interest income was relatively flat for the three months ended March 31, 2013, decreasing $47,000. The provision for loan losses decreased $412,000, noninterest income decreased $60,000 and noninterest expense increased $101,000.

Summary of Net Interest Income.

	Three Months Ended March 31,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$2,737	$2,772	$(35)	(1.26)%
Securities—taxable	(8)	38	(46)	(121.05)
Securities—nontaxable	18	50	(32)	(64.00)
Other interest—earning assets	43	32	11	34.38

Total interest income	2,790	2,892	(102)	(3.53)

Interest expense:
Savings deposits	5	13	(8)	(61.54)
Money market	17	21	(4)	(19.05)
Demand deposit accounts	18	17	1	5.88
Certificates of deposit	233	234	(1)	(0.43)

Total deposits	273	285	(12)	(4.21)
Borrowings	44	87	(43)	(49.43)

Total interest expense	317	372	(55)	(14.78)

Net interest income	$2,473	$2,520	$(47)	(1.87)%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	Three Months Ended March 31,		Increase/ (Decrease) in
	2013	2012	basis points
Loans	4.78%	5.12%	(0.34)
Securities—taxable	(0.24)	1.09	(1.33)
Securities—nontaxable	2.88	3.37	(0.49)
Other interest—earning assets including FHLB Stock	0.53	0.54	(0.01)
Total interest-earning assets	4.03	4.44	(0.41)
Savings deposits	0.05	0.15	(0.10)
Money market	0.18	0.22	(0.04)
Demand deposit accounts	0.13	0.13	—
Certificates of deposits	1.12	1.30	(0.18)
Total deposits	0.51	0.58	(0.07)
Borrowings	0.88	1.18	(0.30)
Total interest-bearing liabilities	0.54	0.66	(0.12)
Net interest rate spread	3.49	3.78	(0.29)
Net interest margin	3.57	3.87	(0.30)

Average Balances

	Three Months Ended March 31,		Increase/	%
	2013	2012	(Decrease)	Change
	(Dollars in thousands)
Loans	$229,061	$216,515	$12,546	5.79%
Securities—taxable	13,091	13,982	(891)	(6.37)
Securities—nontaxable	2,496	5,935	(3,439)	(57.94)
Other interest earning assets	32,447	23,941	8,506	35.53

Total interest earning assets	277,095	260,373	16,722	6.42

Savings deposits	37,062	34,159	2,903	8.50
Money market deposits	38,001	37,945	56	0.15
Demand deposit accounts	56,416	52,992	3,424	6.46
Certificates of deposit	83,505	72,139	11,366	15.76

Total deposits	214,984	197,235	17,749	9.00
Borrowings	20,028	29,453	(9,425)	(32.00)

Total interest bearing liabilities	235,012	226,688	8,324	3.67

Net interest-earning assets	$42,083	$33,685	$8,398	24.93

Interest Income. Interest income and fees on loans decreased as average yields on loans decreased, reflecting the lower interest rate environment.

Interest income on taxable securities decreased due to a decline in the average balance and average yield of our taxable securities, as well as an increase in amortization associated with accelerated prepayments on certain securities. The decline in the average yield on our taxable securities portfolio resulted from lower market interest rates.

Interest Expense. Interest expense increased as the growth in average deposit balances more than offset the decrease in the average cost of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining interest rate environment. The increase in the average balance of our deposits resulted primarily from increases in the average balance of certificates of deposit, reflecting our successful efforts to lengthen our liabilities.

Net Interest Income. Net interest income decreased primarily due to a decrease in our interest rate spread to 3.49% from 3.78%, as well as a 30 basis point decrease in our net interest margin to 3.57% from 3.87%.

Provision for Loan Losses. We recorded a provision for loan losses of $75,000 for the three months ended March 31, 2013, compared to $487,000 for the same period in 2012. The decrease in the provision for loan losses was primarily attributable to a higher degree of loss exposures in the first quarter of 2012.

Summary of Noninterest Income.

	Three Months Ended March 31,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Service charges	$281	$294	$(13)	(4.42)%
Gain on sale of securities available for sale	—	320	(320)	(100.00)
Gain on sale of mortgage loans	576	367	209	56.95
Increase in cash surrender of bank owned life insurance	63	56	7	12.50
Other	122	65	57	87.69

Total noninterest income	$1,042	$1,102	$(60)	(5.44)%

Noninterest Income. Noninterest income decreased primarily due to gains on securities available for sale that were recognized in the first quarter of 2012 and not repeated in the first quarter of 2013. The decrease in gains on securities available for sale in the first quarter of 2013 was partially offset by an increase in gains on sale of mortgage loans. Our origination, sale and resulting gains on one- to four-family residential loans in the secondary market is dependent upon relative customer demand, and can be affected by current and anticipated market interest rates.

Service charges decreased as a result of lower non-sufficient funds charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income increased due primarily to transaction-based fee income generated from the Bank’s mortgage warehouse business.

Summary of Noninterest Expense.

	Three Months Ended March 31,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$1,713	$1,448	$265	18.30%
Occupancy costs	248	255	(7)	(2.75)
Equipment expense	36	65	(29)	(44.62)
Data processing expense	169	134	35	26.12
ATM expense	106	96	10	10.42
Professional and outside services	296	337	(41)	(12.17)
Stationary and supplies	24	30	(6)	(20.00)
Marketing	54	54	—	—
FDIC insurance assessments	62	46	16	34.78
Operations from other real estate owned	12	31	(19)	(61.29)
Other expense	154	277	(123)	(44.40)

Total noninterest expense	$2,874	$2,773	$101	3.64%

Noninterest Expense. Noninterest expense increased due primarily to an increase in compensation and benefits, data processing expense and FDIC insurance assessments, partially offset by decreases in professional and outside services, equipment expense, operations from OREO and other noninterest expense.

Compensation and benefits increased due to higher salary levels and mortgage commission expense, and additional personnel associated with the Bank’s commercial lending business. FDIC insurance assessments increased due to a higher asset base and assessment rate. Professional and outside services decreased as a result of lower levels of legal expense and other consultant fees. Equipment expense decreased as a result of cost cutting efforts by management to lower equipment maintenance costs. Operations from OREO decreased due to higher holding costs related to OREO during the first quarter ended March 31, 2012. Other noninterest expense decreased as a result of a wire transfer fraud that occurred during the first quarter ended March 31, 2012, resulting in $50,000 in expense being recorded during that period.

Income Tax Expense. We recorded $181,000 of income tax expense for the three months ended March 31, 2013, compared to $83,000 of income tax expense for the same period in 2012. Our effective tax rate was 32.0% for the three months ended March 31, 2013, compared to 22.9% for the three months ended March 31, 2012. The increase in the effective tax rate was due to a decrease in certain factors, including permanent differences related to tax exempt income.

Average Balances and Yields

The table below sets forth average balances, average yields and costs, and certain other information for the periods indicated. Tax-equivalent yield adjustments have not been made for tax-exempt securities. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying no yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$229,061	$2,737	4.78%	$216,515	$2,772	5.12%
Securities—taxable	13,091	(8)	(0.24)	13,982	38	1.09
Securities—nontaxable	2,496	18	2.88	5,935	50	3.37
Other interest-earning assets	31,162	42	0.54	22,212	30	0.54
FHLB of Dallas stock	1,285	1	0.31	1,729	2	0.46

Total interest-earning assets	277,095	2,790	4.03	260,373	2,892	4.44
Noninterest-earning assets	17,526			17,277

Total assets	$294,621			$277,650

Interest-bearing liabilities:
Savings deposits	37,062	5	0.05	34,159	13	0.15
Money market	38,001	17	0.18	37,945	21	0.22
Demand deposit accounts	56,416	18	0.13	52,992	17	0.13
Certificates of deposit	83,505	233	1.12	72,139	234	1.30

Total deposits	214,984	273	0.51	197,235	285	0.58
Borrowings	20,028	44	0.88	29,453	87	1.18

Total interest-bearing liabilities	235,012	317	0.54	226,688	372	0.66
Noninterest-bearing liabilities	26,409			17,732

Total liabilities	261,421			244,420
Equity	33,200			33,230

Total liabilities and equity	$294,621			$277,650

Net interest income		$2,473			$2,520

Net interest rate spread (2)			3.49%			3.78%
Net interest-earning assets (3)	$42,083			$33,685

Net interest margin (4)			3.57%			3.87%
Average of interest-earning assets to interest-bearing liabilities			117.91%			114.86%

(1)	Yields and rates for the three months ended March 31, 2013 and 2012 are annualized.
(2)	Net interest- rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the FHLB, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2013 and 2012, our liquidity ratio averaged 14.8% and 15.0%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2013 and for the next 12 months.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $31.0 million. Securities classified as available- for- sale, which provide additional sources of liquidity, totaled $15.0 million at March 31, 2013.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in our unaudited consolidated financial statements and the notes thereto, appearing in Part 1, Item 1 of this Quarterly Report.

At March 31, 2013, we had $35.2 million in loan commitments outstanding, including $25.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2013 totaled $36.7 million, or 14.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including asset sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the three months ended March 31, 2013 and 2012, we originated $70.1 million and $50.3 million of loans, respectively. We purchased $453,000 and $5.6 million of securities during the three months ended March 31, 2013 and 2012, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We had a net increase of $20.0 million in total deposits for the three months ended March 31, 2013, and a net increase of $17.1 million in total deposits for the three months ended March 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. We have entered into borrowing agreements with the FHLB, which provide us with an additional source of funds to the extent that we require funds beyond what we generate through operations. FHLB advances decreased $13.0 million from December 31, 2012, to $7.3 million at March 31, 2013. Historically, advances from the FHLB advances have been used primarily to fund loan demand. At March 31, 2013, we had the ability to borrow up to $103.2 million from the FHLB.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, the Bank was in compliance with all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Note 9 — Regulatory Matters” of the notes to the unaudited consolidated financial statements included in this quarterly report.

Nonperforming Assets

Nonperforming Loans. At March 31, 2013 and December 31 2012, our nonaccrual loans totaled $6.5 and $8.0 million, respectively. At March 31, 2013 nonaccrual loans consisted of nine one- to four-family loans totaling $3.6 million with $112,000 in allocated allowances, two consumer loans totaling $13,000 with $3,000 in allocated allowances, and two commercial real estate loans totaling $2.9 million with $635,000 in allocated allowances. These commercial real estate loans remained current at March 31, 2013. At December 31, 2012, nonaccrual loans consisted of seven one- to four-family loans totaling $3.3 million with $90,000 in allocated allowances, two consumer loans totaling $15,000 with $3,000 in allocated allowances and three commercial real estate loans totaling $4.7 million with $610,000 in allocated allowances.

For the three months ended March 31, 2013, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $103,000. Interest income recognized on such loans for the three months ended March 31, 2012 was $2,000.

At March 31, 2013, we had 11 loans and at December 31, 2012 we had 13 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings. At March 31, 2013, ten of these loans, with an aggregate balance of $1.4 million, are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a land loan totaling $246,000. At December 31, 2012, 12 of these loans, with an aggregate balance of $2.0 million were collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans was a commercial real estate land loan totaling $0.2 million impacted by slow leasing activity and rental rates below original projections at the time of origination.

Troubled Debt Restructurings. Troubled debt restructurings are defined to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable to the creditor than current market rates and terms. To maximize our cash flows, we periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At March 31, 2013, we had $2.9 million of troubled debt restructurings comprised of one commercial real estate loan totaling $1.4 million, four consumer loans totaling $17,000 and four one- to four-family residential mortgage loans totaling $1.5 million. Of this $2.9 million in troubled debt restructurings, one loan totaling $175,000 was past due between 30-89 days. At December 31, 2012, we had $4.9 million of troubled debt restructurings comprised of two commercial real estate loans totaling $3.1 million, four consumer loans totaling $21,000 and five residential loans totaling $1.8 million. Of this $4.9 million in troubled debt restructurings, two loans totaling $0.2 million were past due between 30-89 days.

Other Real Estate Owned and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. When property is acquired it is recorded at its fair market value less the cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At March 31, 2013, we had $1.8 million in OREO and other repossessed assets, consisting of acquired commercial real estate totaling $1.5 million and seven one- to four-family properties totaling $300,000. At December 31, 2012, we had $1.5 million in other real estate owned and other repossessed assets, consisting entirely of acquired commercial real estate.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of March 31, 2013, we had $123,000 of assets designated as special mention. As of December 31, 2012, we had $157,000 of assets designated as special mention.

When we classify assets as either substandard, nonaccrual or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency (the “OCC”), which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Based on our review of our assets at March 31, 2013, substandard assets consisted of loans of $8.1 million, with an allocated reserve of $750,000 and OREO of $1.8 million. There were no doubtful or loss assets at March 31, 2013. On the basis of our review of our assets at December 31, 2012, substandard assets consisted of loans of $10.2 million, with an allocated reserve of $703,000 and other real estate owned of $1.5 million. There were no doubtful or loss assets at December 31, 2012.

As of March 31, 2013, our largest substandard asset was a commercial real estate loan of $1.5 million secured by a retail property. Although currently performing as agreed, the loan was classified as substandard due to the property’s lack of occupancy.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (i) allocated allowances for impaired loans and (ii) a general valuation allowance for non-impaired loans. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Allocated Allowances for Impaired Loans. We establish an allocated allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (i) the strength of the customer’s personal or business cash flows; (ii) the availability of other sources of repayment; (iii) the amount due or past due; (iv) the type and value of collateral; (v) the strength of our collateral position; (vi) the estimated cost to sell the collateral; and (vii) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

In addition, as an integral part of their examination process, the OCC will periodically review our allowance for loan losses. The OCC may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for loan losses increased $66,000, or 2.7%, to $2.5 million at March 31, 2013 from $2.4 million at December 31, 2012. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, increased to 1.07% at March 31, 2013 as compared to 1.05% at December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans increased to 38.03% at March 31, 2013 from 30.16% at December 31, 2012. The increase was attributable primarily to a revision of the qualitative factors used to determine the general allowance for loan losses and allowances allocated to a one- to four-family residential mortgage loan and two commercial real estate loans, two of which were classified as troubled debt restructurings.

Non-performing loans, including troubled debt restructurings not included in nonaccrual loans, decreased to $6.5 million at March 31, 2013 from $8.0 million at December 31, 2012. Nonaccrual loans consisted of nine one- to four-family residential mortgage loans totaling $3.6 million with $112,000 in allocated allowances, two commercial real estate loans totaling $2.9 million with $635,000 in allocated allowances and two consumer loans totaling $13,000 with an allocated allowance of $3,000. All commercial real estate loans were current at March 31, 2013. Impaired loans with an allowance for loan losses were $3.3 million at March 31, 2013. Impaired loans without an allowance for loan losses were $3.2 million at March 31, 2013.

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

There were no changes in our nonaccrual policy during the three months ended March 31, 2013 or 2012. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or the loan is 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we are routinely a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual commitments represent potential future cash obligations, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see “Note 7 – Financial Instruments with Off-Balance Sheet Risk” of the notes to our unaudited consolidated financial statements included in this Quarterly Report.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of March 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 6, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The Bank is sponsoring a 2013 Short-term Incentive Plan (the “2013 STIP”) to be administered by the Compensation Committee of the Company’s board of directors (the “Committee”).

The Committee has the authority to select employees who will be eligible to participate in the 2013 STIP, determine the terms and conditions of the awards and interpret the provisions of the 2013 STIP. The Committee also had the authority to increase, reduce or eliminate the final award determinations, based upon objective or subjective criteria it deemed appropriate.

Under the 2013 STIP, each participant is eligible for a bonus ranging from 10% to 30% of such participant’s base salary, depending on his or her position with the Company. The bonus amount payable under the 2013 STIP is to be determined based upon the achievement of both Bank-wide and individual performance goals as established by the Committee. The achievement of Bank-wide goals would account for up to 75% of each participant’s bonus, whereas the achievement of individual performance goals would determine up to 25% of each participant’s bonus, based upon a scorecard model.

The Bank-wide goals are to be set by the Committee to reflect overall performance of the Bank, and participants would be entitled to a bonus based upon whether certain performance targets (including earnings, deposit growth, and non-performing assets) meet or exceed certain thresholds established by the Committee. The individual performance goals, on the other hand, are to be tailored to the specific position of each participant with the Company, with each participant being assigned three to five individual performance goals to be achieved during the 2013 fiscal year.

To the extent the Bank’s performance levels are above or below 100% of the established thresholds, each percentage point of increase or decrease would result in a three percentage positive or negative adjustment in the applicable bonus payout. For performance levels below 66% of goal, the payout would be 0% for that performance target. In addition, if performance levels do not reach 80% of the individual category targets, no bonuses would be paid for that category. Furthermore, if the average of the Bank-wide goals is less than 66% of the established thresholds, then the 2013 STIP would not be funded for 2013. Finally, to the extent that the Bank-wide goals and the individual performance goals exceed the established thresholds, the maximum available bonus would be capped at 200% of each individual’s targeted payout (or between 20% and 60% of base salary).

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of SP Bancorp, Inc. (1)

3.2	Bylaws of SP Bancorp, Inc. (2)

10.1	Form of Restricted Stock Agreement under the SP Bancorp, Inc. 2012 Equity Incentive Plan

10.2	Form of Stock Option Agreement under the SP Bancorp, Inc. 2012 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document (3)

101. SCH	XBRL Taxonomy Extension Schema Document (3)

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101. LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)	Previously filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No. 333-167967, filed with the SEC on July 2, 2010, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registration Statement on Form S-1, File No. 333-167967, filed with the SEC on July 2, 2010, and incorporated herein by reference.
(3)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP BANCORP, INC.

Date: May 8, 2013	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: May 8, 2013	/s/ Suzanne C. Salls
Suzanne C. Salls
Executive Vice President and Chief Financial Officer