Form 10-Q
period 2013-06-30
SP Bancorp, Inc.
filed 2013-08-07
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, 1,638,750 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SP Bancorp, Inc.

Consolidated Balance Sheets

In thousands, except share amounts (unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$24,697	$22,318
Federal funds sold	16,980	1,615

Total cash and cash equivalents	41,677	23,933
Securities available for sale (amortized cost of $14,276 and $15,658 at June 30, 2013 and December 31, 2012, respectively)	14,119	15,713
Fixed annuity investment	1,246	1,223
Loans held for sale	3,895	7,290
Loans, net of allowance for losses of $2,346 and $2,420 at June 30, 2013 and December 31, 2012, respectively	227,559	222,288
Accrued interest receivable	786	724
Other real estate owned	243	1,477
Premises and equipment, net	4,155	4,249
Federal Home Loan Bank stock and other restricted stock, at cost	489	1,149
Bank-owned life insurance	7,562	7,439
Deferred income taxes, net	982	910
Other assets	1,422	1,726

Total assets	$304,135	$288,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$27,782	$22,336
Interest-bearing	232,504	210,004

Total deposits	260,286	232,340
Borrowings	7,344	20,316
Accrued interest payable	39	9
Other liabilities	2,729	2,416

Total liabilities	270,398	255,081

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 1,638,750 shares issued and outstanding at June 30, 2013 and 1,638,750 shares issued and outstanding at December 31, 2012	16	16
Additional paid in capital	14,566	14,453
Unallocated Employee Stock Ownership Plan shares 122,858 shares at June 30, 2013 and 131,633 shares at December 31, 2012	(1,279)	(1,314)
Retained earnings—substantially restricted	20,538	19,849
Accumulated other comprehensive (loss) income	(104)	36

Total stockholders’ equity	33,737	33,040

Total liabilities and stockholders’ equity	$304,135	$288,121

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Income

In thousands, expect per share amounts (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$2,759	$2,817	$5,496	$5,589
Securities—taxable	7	45	(1)	83
Securities—nontaxable	20	26	38	76
Other interest—earning assets	45	35	88	67

Total interest income	2,831	2,923	5,621	5,815

Interest expense:
Deposit accounts	306	289	579	574
Borrowings	42	83	86	170

Total interest expense	348	372	665	744

Net interest income	2,483	2,551	4,956	5,071
Provision for loan losses	100	215	175	702

Net interest income after provision for loan losses	2,383	2,336	4,781	4,369

Noninterest income:
Service charges	261	274	542	568
Gain on sale of securities available for sale	14	180	14	500
Gain on sale of mortgage loans	399	512	975	879
Mortgage warehouse fees	114	51	196	88
Increase in cash surrender value of bank owned life insurance	60	57	123	113
Other	94	50	134	78

Total noninterest income	942	1,124	1,984	2,226

Noninterest expense:
Compensation and benefits	1,590	1,512	3,303	2,960
Occupancy costs	233	241	481	496
Equipment expense	33	59	69	124
Data processing expense	168	136	337	270
ATM expense	93	60	199	156
Professional and outside services	389	341	685	678
Stationary and supplies	17	21	41	51
Marketing	54	56	108	110
FDIC insurance assessments	60	53	122	99
Provision for losses on other real estate owned	43	244	43	244
Operations from other real estate owned	37	35	49	66
Other expense	164	401	318	678

Total noninterest expense	2,881	3,159	5,755	5,932

Income before income tax expense	444	301	1,010	663
Income tax expense	140	66	321	149

Net income	$304	$235	$689	$514

Basic earnings per share	$0.20	$0.15	$0.45	$0.32

Diluted earnings per share	$0.20	$0.15	$0.45	$0.32

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income

In thousands (unaudited)

	Six Months Ended June 30,
	2013	2012
Net income	$689	$514
Other comprehensive (loss) income before tax:
Net unrealized (losses) gains on available for sale securities, arising during the year	(198)	391
Reclassification adjustment for gain on sale of securities available for sale, included in net income	(14)	(500)

Other comprehensive (loss) income, before tax	(212)	(109)
Income tax expense (benefit)	(72)	(36)

Other comprehensive (loss) income, net of tax	(140)	(73)

Comprehensive income	$549	$441

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

In thousands (unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Employee Stock Ownership Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2011	$17	$15,278	$(1,018)	$18,636	$214	$33,127
Net income	—	—	—	514	—	514
Other comprehensive loss	—	—	—	—	(73)	(73)
Employee Stock Ownership Plan shares purchased in open market	—	—	(373)	—	—	(373)
Employee Stock Ownership Plan shares allocated	—	5	38	—	—	43
Repurchase of common stock	—	(251)	—	(61)	—	(312)

Balance, June 30, 2012	$17	$15,032	$(1,353)	$19,089	$141	$32,926

Balance, December 31, 2012	$16	$14,453	$(1,314)	$19,849	$36	$33,040
Net income	—	—	—	689	—	689
Other comprehensive loss	—	—	—	—	(140)	(140)
Employee Stock Ownership Plan shares allocated	—	25	35	—	—	60
Stock based compensation	—	88	—	—	—	88

Balance, June 30, 2013	$16	$14,566	$(1,279)	$20,538	$(104)	$33,737

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Cash Flows

In thousands (unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows provided (used in) by operating activities:
Net income	$689	$514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	135	143
Amortization of premiums on securities	206	243
Employee Stock Ownership Plan expense	60	43
Stock based compensation	88	—
Provision for loan losses	175	702
Loss of sale of other real estate owned	43	—
Provision for losses on other real estate owned	—	244
Gain on sale of securities available for sale	(14)	(500)
Gain on sale of mortgage loans	(975)	(879)
Proceeds from sale of mortgage loans	39,145	31,516
Loans originated for sale	(34,775)	(35,691)
Increase in cash surrender value of bank-owned life insurance	(123)	(113)
(Increase) decrease in accrued interest receivable	(62)	214
Decrease in other assets and deferred income taxes, net	304	1,424
Increase in fixed asset annuity investment	(23)	(23)
Increase in accrued interest payable and other liabilities	343	479

Net cash provided by (used in) operating activities	5,216	(1,684)

Cash flows (used in) provided by investing activities:
Purchase of securities available for sale	(2,539)	(7,332)
Maturities, calls and principal pay downs on securities available for sale	1,915	1,015
Proceeds from sale of securities available for sale	1,814	15,266
Redemptions of Federal Home Loan Bank stock	660	705
Loan repayments, net of (originations)	(4,663)	(6,499)
Proceeds from sale of impaired loans	185	—
Net proceeds from sale of (improvements to) other real estate owned	223	(176)
Purchase of premises and equipment	(41)	(97)
Purchase of bank owned life insurance	—	(1,000)

Net cash (used in) provided by investing activities	(2,446)	1,882

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	27,946	14,463
Federal Home Loan Bank advances	1,500	—
Repayment of Federal Home Loan Bank advances	(14,472)	(16,933)
Employee Stock Ownership Plan shares purchased	—	(373)
Repurchase of common stock	—	(312)

Net cash provided by (used in) financing activities	14,974	(3,155)

Net increase (decrease) in cash and cash equivalents	17,744	(2,957)
Cash and cash equivalents at beginning of period	23,933	9,928

Cash and cash equivalents at end of period	$41,677	$6,971

Supplemental cash flow information:
Income taxes paid	$28	$31
Interest paid	635	746
Noncash transactions:
Transfer of loans to other real estate owned and repossessed assets	$316	$—
Transfer of loans held for portfolio to loans held for sale	1,710	—
Sale of loans, internally financed	1,525	—
Sale of OREO, internally financed	1,284	—

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. SP Bancorp, Inc., a Maryland corporation (the “Company”) is a registered savings and loan holding company and the parent of SharePlus Federal Bank a federal savings bank (the “Bank”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). All dollar amounts in the Condensed Notes to Consolidated Financial Statements are in thousands, except per share and share amounts.

The Bank operates as a full-service bank, providing services, including the acceptance of checking and savings deposits, the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. In addition to the Bank’s home office in Plano, Texas, the Bank has three branches: one located near downtown Dallas, Texas; one located near the Bank’s headquarters in Plano, Texas; and one located in Louisville, Kentucky. During June 2013, the Bank closed its Irvine, California branch. During March 2013, the Bank closed one of its branches located in Louisville, Kentucky.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (the “SEC”) in the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the consolidated companies have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 6, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Company has one reportable segment consisting of the Bank. The Company’s Chief Executive Officer uses consolidated results to make operating and strategic decisions.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Earnings per Share. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. Shares of common stock, par value $0.01 per share (“common stock”), held by the SharePlus Federal Bank Employee Stock Ownership Plan (the “ESOP), which have been committed to be released, are considered outstanding. The table below sets forth the reconciliation between weighted average shares outstanding used for calculating basic and diluted EPS for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings (numerator)
Net income for common stockholders	$304	$235	$689	$514
Less: net income allocated to participating securities	6	—	13	—

Net income allocated to common stockholders	$298	$235	$676	$514

Shares (denominator)
Weighted average shares outstanding for basic EPS (in thousands)	1,517	1,565	1,516	1,597
Dilutive effect of employee stock-based awards	—	—	—	—

Adjusted weighted average shares outstanding	1,517	1,565	1,516	1,597

Earnings per share:
Basic	$0.20	$0.15	$0.45	$0.32
Diluted	$0.20	$0.15	$0.45	$0.32

Participating securities consist of unvested restricted stock awards (though no actual shares of common stock related to restricted stock units are issued until settlement of such awards) that receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. For the three and six months ended June 30, 2013, the Company excluded from the diluted EPS calculation restricted stock awards of 30,000 shares because they are participating securities. There were no restricted stock awards or stock options outstanding during the three and six months ended June 30, 2012.

Note 2. Stock Conversion

On October 29, 2010, the Bank completed its conversion from a federal mutual savings bank to a federal capital stock savings bank. A new holding company, the Company, was established as part of the conversion. Following this conversion, the Company consummated an initial public offering of 1,725,000 shares of common stock at $10.00 per share. Net proceeds of $14,480 were raised in the stock offering, after deduction of conversion costs of $1,942 and excluding $828 that was loaned by the Company to a trust for the benefit of the ESOP. The ESOP was authorized to purchase up to 138,000 shares of common stock. The ESOP purchased 67,750 of those shares in the offering and 70,250 shares in the open market through December 31, 2012.

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Deposit account holders of the Bank continue to be insured by the FDIC. A liquidation account was established in the amount of $17,007, which represented the Bank’s total equity capital as of June 30, 2010, the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The Bank may not declare or pay a dividend on, or repurchase any of its capital stock, if such action would have the effect of causing equity capital to be reduced below the liquidation account balance or regulatory capital requirements. Any purchase of the Company’s common stock must be conducted in accordance with applicable laws and regulations.

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

Note 3. Securities

Securities are classified in the consolidated balance sheets according to management’s intent. At June 30, 2013 and December 31, 2012, all of the Company’s securities were classified as available for sale. The table below sets forth the amortized cost of securities and their approximate fair values at June 30, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
Municipal securities	$3,411	$6	$(198)	$3,219
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	3,396	19	(23)	3,392
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	4,435	53	—	4,488
Asset-backed securities substantially guaranteed by the United States Government	3,034	—	(14)	3,020

	$14,276	$78	$(235)	$14,119

December 31, 2012:
Municipal securities	$2,088	$56	$(12)	$2,132
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	5,594	33	(16)	5,611
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	4,940	58	(34)	4,964
Asset-backed securities substantially guaranteed by the United States Government	3,036	—	(30)	3,006

	$15,658	$147	$(92)	$15,713

Collateralized mortgage obligations and mortgage-backed securities are backed by one- to four-family residential mortgage loans. The Company does not hold any securities backed by commercial real estate loans. Asset-backed securities are secured by student loans and substantially guaranteed by the United States Government.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth proceeds, gross gains and gross losses from sales of securities held as available for sale for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Proceeds	$1,814	$15,266
Gross gains	$14	$581
Gross losses	$—	$81

The table below sets forth gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

	Number of Security	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
	Positions with Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013:
Municipal securities	4	$2,203	$(198)	$—	$—	$2,203	$(198)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	3	2,232	(23)	—	—	2,232	(23)
Mortgage-backed securities	1	1,621	—	—	—	1,621	—
Asset-backed securities substantially guaranteed by the United States Government	1	3,019	(14)	—	—	3,019	(14)

	9	$9,075	$(235)	$—	$—	$9,075	$(235)

December 31, 2012:
Municipal securities	2	$1,066	$(12)	$—	$—	$1,066	$(12)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2	1,975	(16)	—	—	1,975	(16)
Mortgage-backed securities	1	1,775	(34)	—	—	1,775	(34)
Asset-backed securities substantially guaranteed by the United States Government	1	3,006	(30)	—	—	3,006	(30)

	6	$7,822	$(92)	$—	$—	$7,822	$(92)

The unrealized losses reflected in the table above were generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on June 30, 2013 and December 31, 2012, respectively, and are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell them prior to recovery. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer of the securities, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth scheduled maturities of securities at June 30, 2013 and December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
After 5 years through 10 years	$3,034	$3,019	$3,036	$3,006
Due after 10 years	3,411	3,219	2,088	2,132

	6,445	6,238	5,124	5,138
Mortgage backed securities and collateralized mortgage obligations	7,831	7,881	10,534	10,575

	$14,276	$14,119	$15,658	$15,713

Note 4. Loans and Allowance for Loan Losses

The table below sets forth loans at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Commercial business	$14,747	$12,505
Commercial real estate	39,915	41,489
One- to four-family	120,404	122,601
Mortgage warehouse	40,911	33,094
Home equity	7,975	8,564
Consumer	5,226	5,760

	229,178	224,013
Premiums, net	57	66
Deferred loan costs, net	670	629
Allowance for loan losses	(2,346)	(2,420)

	$227,559	$222,288

The Bank originates loans to individuals and businesses, primarily geographically concentrated near the Bank’s headquarters in Plano, Texas and its branch in Dallas, Texas. Loan balances, interest rates, loan terms and collateral requirements vary according to the type of loan offered and overall credit-worthiness of the potential borrower.

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

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

One- to Four-Family. One- to four-family residential mortgage loans are underwritten based on the applicant’s employment and credit history and the appraised value of the property. The assets that serve as collateral for these loans could be negatively impacted by declining real estate values, adverse market conditions and the general economy.

Mortgage Warehouse. Mortgage warehouse loans are funded based on agreements with mortgage lenders pursuant to which we purchase legal ownership interests in individual loans such lenders originate. These loans are typically paid off within 30 days of being funded when the loan is sold into the secondary market. All loans are underwritten consistently with established programs for permanent financing with investors, who have met the Bank’s underwriting criteria.

Home Equity. Home equity loans are underwritten similarly to one- to four-family residential mortgage loans. Collateral value could be negatively impacted by declining real estate values, adverse market conditions and the general economy.

Consumer. Consumer loans include automobile, signature and other consumer loans. Potential credit risks include rapidly depreciable assets, such as automobiles, which could adversely affect the value of the collateral.

The table below sets forth an age analysis of past due loans by loan class as of June 30, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
June 30, 2013
Past due:
30-59 days	$—	$—	$1,253	$—	$—	$—	$1,253
60-89 days	—	—	519	—	—	—	519
90 days or more	—	—	175	—	—	—	175

Total past due	—	—	1,947	—	—	—	1,947
Current	14,747	39,915	118,457	40,911	7,975	5,226	227,231

Total loans	$14,747	$39,915	$120,404	$40,911	$7,975	$5,226	$229,178

December 31, 2012
Past due:
30-59 days	$—	$—	$2,773	$—	$—	$18	$2,791
60-89 days	—	—	45	—	—	—	45
90 days or more	—	—	321	—	—	—	321

Total past due	—	—	3,139	—	—	18	3,157
Current	12,505	41,489	119,462	33,094	8,564	5,742	220,856

Total loans	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

The Bank uses a 10-point internal risk rating system for commercial real estate and commercial business loans, which provides a comprehensive analysis of the credit risk inherent in each loan. The rating system provides for five pass ratings. Rating grades six through 10 comprise the adversely rated credits.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The Bank classifies problem and potential problem loans for all loan types using the classifications of special mention, substandard, substandard nonaccrual, doubtful and loss, which correspond to the risk ratings of six, seven, eight, nine and 10, respectively. The classifications are updated, when warranted.

A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard and substandard nonaccrual loans include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans or portions of loans classified as loss are those considered uncollectible and of such little value that their continuance is not warranted. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management’s close attention, are required to be designated as special mention.

The table below sets forth a summary of loans by grade or classification as of June 30, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
June 30, 2013
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$14,747	$38,438	$116,342	$40,911	$7,951	$5,212	$223,601
Special mention	—	—	121	—	—	—	121
Substandard	—	—	2,104	—	—	3	2,107
Substandard nonaccrual	—	1,477	1,837	—	24	11	3,349
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$14,747	$39,915	$120,404	$40,911	$7,975	$5,226	$229,178

December 31, 2012
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$12,505	$36,568	$117,232	$33,094	$8,564	$5,739	$213,702
Special mention	—	—	157	—	—	—	157
Substandard	—	246	1,888	—	—	6	2,140
Substandard nonaccrual	—	4,675	3,324	—	—	15	8,014
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below summarizes impaired loans and nonperforming loans by loan class at June 30, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
June 30, 2013
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$1,477	$379	$—	$24	$9	$1,889
Impaired loans with no allowance for loan losses	—	—	2,269	—	—	6	2,275

Total impaired loans	$—	$1,477	$2,648	$—	$24	$15	$4,164

Unpaid principal balance of impaired loans	$—	$1,477	$2,648	$—	$24	$15	$4,164
Allowance for loan losses on impaired loans	$—	$425	$112	$—	$24	$3	$564
Average recorded investment in impaired loans	$—	$3,019	$3,418	$—	$8	$18	$6,463
Troubled debt restructurings (not including nonaccrual loans)	—	—	762	—	—	4	766
Nonperforming loans:
Nonaccrual loans	$—	$1,477	$1,837	$—	$24	$11	$3,349
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$1,477	$1,837	$—	$24	$11	$3,349

December 31, 2012
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$4,675	$384	$—	$—	$11	$5,070
Impaired loans with no allowance for loan losses	—	—	3,594	—	—	10	3,604

Total impaired loans	$—	$4,675	$3,978	$—	$—	$21	$8,674

Unpaid principal balance of impaired loans	$—	$4,675	$3,978	$—	$—	$21	$8,674
Allowance for loan losses on impaired loans	$—	$610	$90	$—	$—	$3	$703
Average recorded investment in impaired loans	$—	$5,412	$2,321	$—	$5	$24	$7,762
Troubled debt restructurings (not including nonaccrual loans)	—	—	—	—	—	10	10
Nonperforming loans:
Nonaccrual loans	$—	$4,675	$3,324	$—	$—	$15	$8,014
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$4,675	$3,324	$—	$—	$15	$8,014

For the six months ended June 30, 2013 and 2012, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $90 and $207, respectively. Interest income recognized, substantially on a cash basis, on such loans for the six months ended June 30, 2013 and 2012 was $2 and $148, respectively.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2013 and 2012 and the 12 months ended December 31, 2012, and total investment in loans at June 30, 2013, December 31, 2012 and June 30, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
Six Month Ended June 30, 2013
Allowance for loan losses:
Balance beginning of year	$326	$1,215	$731	$—	$83	$65	$2,420
Provision for loan losses	84	84	12	—	4	(9)	175
Loans charged to allowance	—	(253)	—	—	—	(10)	(263)
Recoveries of loans previously charged off	—	—	1	—	5	8	14

Balance, end of period	$410	$1,046	$744	$—	$92	$54	$2,346

Ending balance: individually evaluated for impairment	$—	$425	$112	$—	$24	$3	$564

Ending balance: collectively evaluated for impairment	$410	$621	$632	$—	$68	$51	$1,782

Loans:
Ending balance	$14,747	$39,915	$120,404	$40,911	$7,975	$5,226	$229,178

Ending balance: individually evaluated for impairment	$—	$1,477	$2,648	$—	$24	$15	$4,164

Ending balance: collectively evaluated for impairment	$14,747	$38,438	$117,756	$40,911	$7,951	$5,211	$225,014

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
Three Months Ended June 30, 2013
Allowance for loan losses:
Balance beginning of year	$332	$1,260	$746	$—	$88	$60	$2,486
Provision for loan losses	78	34	(2)	—	1	(11)	100
Loans charged to allowance	—	(248)	—	—	—	—	(248)
Recoveries of loans previously charged off	—	—	—	—	3	5	8

Balance, end of period	$410	$1,046	$744	$—	$92	$54	$2,346

12 Months Ended December 31, 2012
Allowance for loan losses:
Balance beginning of year	$130	624	$778	$—	$133	$89	$1,754
Provision for loan losses	196	591	248	—	(26)	9	1,018
Loans charged to allowance	—	—	(297)	—	(28)	(46)	(371)
Recoveries of loans previously charged off	—	—	2	—	4	13	19

Balance, end of period	$326	$1,215	$731	$—	$83	$65	$2,420

Ending balance: individually evaluated for impairment	$—	$610	$90	$—	$—	$3	$703

Ending balance: collectively evaluated for impairment	$326	$605	$641	$—	$83	$62	$1,717

Loans:
Ending balance	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

Ending balance: individually evaluated for impairment	$—	$4,675	$3,978	$—	$—	$21	$8,674

Ending balance: collectively evaluated for impairment	$12,505	$36,814	$118,623	$33,094	$8,564	$5,739	$215,339

Six Months Ended June 30, 2012
Allowance for loan losses:
Balance beginning of year	$130	$624	$778	$—	$133	$89	$1,754
Provision for loan losses	63	350	329	—	(15)	(25)	702
Loans charged to allowance	—	—	(240)	—	(28)	(11)	(279)
Recoveries of loans previously charged off	—	—	1	—	1	7	9

Balance, end of period	$193	$974	$868	$—	$91	$60	$2,186

Ending balance: individually evaluated for impairment	$—	$130	$98	$—	$—	$4	$232

Ending balance: collectively evaluated for impairment	$193	$844	$770	$—	$91	$56	$1,954

Loans:
Ending balance	$8,147	$42,061	$121,753	$31,978	$9,305	$6,825	$220,069

Ending balance: individually evaluated for impairment	$—	$5,197	$1,932	$—	$—	$23	$7,152

Ending balance: collectively evaluated for impairment	$8,147	$36,864	$119,821	$31,978	$9,305	$6,802	$212,917

Three Months Ended June 30, 2012
Allowance for loan losses:
Balance beginning of year	$138	$718	$1,009	$—	$84	$88	$2,037
Provision for loan losses	55	256	(101)	—	35	(30)	215
Loans charged to allowance	—	—	(41)	—	(28)	(3)	(72)
Recoveries of loans previously charged off	—	—	1	—	—	5	6

Balance, end of period	$193	$974	$868	$—	$91	$60	$2,186

The $527 decrease in the provision for loan losses at June 30, 2013 as compared to June 30, 2012 was primarily attributable to a higher amount of nonperforming loans during the first half of 2012.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Loans or portions of loans are charged against the allowance for loan losses when loans are determined to be uncollectible, including troubled debt restructurings. The Company evaluates the need for an allocated allowance when loans are determined to be impaired. The allocated allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company has provided an allocated allowance for loan losses of $115 and $328 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2013 or December 31, 2012.

During the six months ended June 30, 2013, one loan was modified to reduce the interest rate and to extend the interest only payment terms for 12 months. During the six months ended June 30, 2012, one loan was modified to reduce the interest rate and to extend the interest only payment terms to 24 months.

The table below sets forth a summary of troubled debt restructurings for the six months ended June 30, 2013 and 2012:

	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post- Restructuring Outstanding Recorded Investment
June 30, 2013
Commercial business	—	$—	$—
Commercial real estate	—	—	—
One- to four-family	1	392	392
Mortgage warehouse	—	—	—
Home equity	—	—	—
Consumer	—	—	—

	1	$392	$392

June 30, 2012
Commercial business	—	—	—
Commercial real estate	—	—	—
One- to four-family	1	392	392
Mortgage warehouse	—	—	—
Home equity	—	—	—
Consumer	—	—	—

	1	$392	$392

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth loans that were restructured during the previous 12 months that subsequently defaulted during the six months ended June 30, 2013 and 2012, respectively:

	Number of Contracts	Recorded Investment
June 30, 2013
Commercial business	—	$—
Commercial real estate	—	—
One- to four-family	—	—
Mortgage warehouse	—	—
Home equity	—	—
Consumer	—	—

	—	$—

June 30, 2012	—	—
Commercial business	—	—
Commercial real estate	3	1,264
One- to four-family	—	—
Mortgage warehouse	—	—
Home equity	—	—

Consumer	3	$1,264

The Bank originated $34,775 and $35,691 in loans during the six months ended June 30, 2013 and 2012, respectively, with the intent to sell them to various correspondent lending institutions. Proceeds on sales of these loans were $39,145 and $31,516 for the six months ended June 30, 2013 and 2012, respectively. Gains on such sales were $975 and $879 for the six months ended June 30, 2013 and 2012, respectively. These loans were sold with servicing rights released.

Loans serviced for the benefit of others were $4,462; $1,591 and $3,229 at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Note 5. Borrowings

The Bank periodically borrows from the Federal Home Loan Bank of Dallas (the “FHLB”). At June 30, 2013, the Bank had a total of 10 such advances totaling $7,344, net of $268 in unamortized prepayment fees incurred during the third quarter of 2012. These advances have various maturities ranging from January 5, 2015 through February 2, 2023 at interest rates ranging from 0.74% to 2.33%. These FHLB advances were secured by FHLB stock, real estate loans and securities with a total value of $83,676 and the Bank had remaining credit under the FHLB advance program of $76,064.

At December 31, 2012, the Bank had a total of eight FHLB advances totaling $20,316, net of $307 in unamortized prepayment fees incurred in the third quarter of 2012. These advances had various maturities ranging from January 2, 2013 through September 6, 2018 at interest rates ranging from 0.08% to 1.53%.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

During 2012, the Bank prepaid $6,123 of advances from the FHLB that matured at various times during fiscal years 2013 and 2014, with a weighted-average rate of 3.46% and an average remaining term of 1.29 years. These borrowings were replaced with $6,123 of new advances from the FHLB maturing in years 2015 through 2018, with a weighted-average rate of 2.40% and an average remaining term of 4.02 years. The Bank paid $325 of prepayment fees to the FHLB in order to increase the duration and reduce the interest costs of these advances. Such fees were deferred and are being recognized in interest expense using the interest method as an adjustment to the cost of the new advances over their remaining term.

Note 6. Employee Benefits

Defined contribution plan. The Bank’s 401(k) plan covers all eligible employees, as defined therein. The Bank matches 100% of employee contributions up to 5% of employees’ salaries. The Bank made matching contributions totaling $43 and $37 during the three months ended June 30, 2013 and 2012, respectively, and matching contributions totaling $82 and $75 during the six months ended June 30, 2013 and 2012, respectively.

The Bank had a nonqualified deferred compensation plan for the benefit of one executive officer. This plan matured and paid the executive $243, during the second quarter of 2013 and has no remaining obligation. The Bank funded its obligations pursuant to this plan with a fixed rate annuity. Expense of $10 and $12 was recorded for each of the three months ended June 30, 2013 and 2012, respectively, and expense of $22 and $23 was recorded for each of the six months ended June 30, 2013 and 2012, respectively.

ESOP. In conjunction with the Company’s initial public offering, the Bank adopted the ESOP for eligible employees. The ESOP has purchased 138,000 shares of common stock for allocation to participants thereunder.

To be eligible to participate in the ESOP, employees must have completed at least 1,000 hours of service during each plan year, which begins on January 1st. Benefits issued under the ESOP vest over a period of six years, with 20% of the benefits vesting following two years of service and the remaining 80% vesting at a rate of 20% for each additional year of service thereafter. The Bank makes minimum annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares are pledged as collateral on the ESOP loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and the compensation of the participants.

The table below sets forth the ESOP shares at June 30, 2013 and December 31, 2012:

	June 30,		December 31,
	2013		2012
Allocated shares	15,142		6,367
Unearned shares	122,858		131,633
Total ESOP Shares	138,000		138,000
Fair value of unearned shares (in thousands)	$2,316		$1,927
Compensation expense recognized from the release of share from ESOP (in thousands)	$60	[1]	$97	[1]

(1)	June 30, 2013 amount is for six months; December 31, 2012 amount is for 12 months.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Share-based compensation. On May 17, 2012, the Company established the 2012 Equity Incentive Plan (the “Incentive Plan”), a long-term incentive plan under which 241,500 common shares were authorized for equity-based awards. The Incentive Plan has been approved by the Company’s stockholders and is administered by the Compensation Committee of the Company’s board of directors (the “Committee”).

The types of awards that may be granted under the Incentive Plan include stock options, restricted stock and restricted stock units. As of June 30, 2013 and June 30, 2012, 142,000 and 241,500 shares remained available for grants under the Incentive Plan. Awards under the Incentive Plan are evidenced by an award agreement that: (i) specifies the number of stock options, restricted shares or restricted stock units covered by the award; (ii) specifies the date of grant; (iii) specifies the vesting period or conditions to vesting; and (iv) contains such other terms and conditions not inconsistent with the Incentive Plan, including the effect of termination of a participant’s employment or service with the Company as the Committee may, in its discretion, prescribe. The option price for each grant must be at least equal to the fair value of a share of the Company’s common stock on the date of grant. Options are granted at such time as the Committee determines at the date of grant and in no event can the exercise period exceed a maximum of 10 years. Upon a change-in-control of the Company, as defined in the Incentive Plan, all outstanding options and non-vested stock awards and units would immediately vest.

The table below sets forth share-based compensation expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense
Stock options	$22	$—	$44	$—
Restricted stock	23	—	44	—

Total compensation expense recognized	$45	$—	$88	$—

As of June 30, 2013, the Company had $793 of unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over 4.41 years.

There were no options outstanding during the first six months of 2012. The table below sets forth a summary of stock option activity under the Incentive Plan for the six months ended June 30, 2013:

	Number of Options	Weighted-Average Exercise Price		Aggregate Intrensic Value
Outstanding at January 1, 2013	69,500		$15.25	$17
Granted	—		$—	$—
Exercised	—		$—	$—
Canceled	—		$—	$—

Outstanding at June 30, 2013	69,500		$15.25	$250

Vested and exercisable at June 30, 2013	—	$	NA
Vested and exercisable weighted average remaining contractual terms at June 30, 2013 (in years)	—	$	NA
Unrecognized compensation expense related to unvested awards at June 30, 2013
Weighted average period over which expense is expected to be recognized at June 30, 2013 (in years)

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

No shares of restricted stock were outstanding during the first six months of 2012. The table below sets forth a summary of restricted stock activity under the Incentive Plan for the six months ended June 30, 2013:

Grant Date
	Number of	Weighted-Average
	Shares	Cost
Unvested at January 1, 2013	30,000	$15.25
Shares awarded	—	$—
Restrictions lapsed and shares released	—	$—
Canceled	—	$—

Unvested at June 30	30,000	$15.25

Note 7. Income Taxes

The table below sets forth income tax expense and the effective tax rates for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax expense	$140	$66	$321	$149
Effective tax rate	31.5%	21.9%	31.8%	22.5%

The differences between the statutory rate of 34.0% and the effective tax rates presented in the table above were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

There were no significant changes in deferred tax items during the six months ended June 30, 2013, as compared to December 31, 2012.

Note 8. Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The table below sets forth the approximate amounts of these financial instruments at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Commitments to extend credit	$32,445	$22,688

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, single and multi-family residences, plant and equipment, cattle and income-producing commercial properties. At June 30, 2013, commitments to fund fixed rate loans of $12,334, including $9,737 of mortgage warehouse loans, were included in the commitments to extend credit. At December 31, 2012, commitments to fund fixed rate loans of $9,803 including $1,906 of mortgage warehouse loans, were included in the commitments to extend credit. The increase in fixed rate commitments is reflective of the growth in our mortgage warehouse lending business. Interest rates on commitments to fund fixed rate loans, including unsecured loans, ranged from 2.88% to 17.90% at June 30, 2013 and from 2.63% to 17.90% at December 31, 2012.

The Company did not incur any significant losses on its commitments for the six months ended June 30, 2013 or 2012. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

Note 9. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in applicable regulations) to risk-weighted assets (as defined in applicable regulation), of core capital (as defined in applicable regulations) to adjusted tangible assets (as defined in applicable regulations) and of tangible capital (as defined) to tangible assets. As of June 30, 2013 and December 31, 2012, the Bank met all capital adequacy requirements to which it was subject without giving effect to the Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013 and by the OCC on July 9, 2013.

At June 30, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the Bank’s category.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth the Bank’s capital ratios as of June 30, 2013 and December 31, 2012 (without giving effect to the final Basel III capital rules):

					Minimum to be Well
	Actual		Minimum for Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital to risk weighted assets	$33,521	14.23%	$18,843	8.00%	$23,553	10.00%
Tier 1 capital to risk weighted assets	31,175	13.24%	9,421	4.00%	14,132	6.00%
Tier 1 capital to assets	31,175	10.29%	12,123	4.00%	15,154	5.00%
December 31, 2012
Total capital to risk weighted assets	$32,866	15.56%	$16,894	8.00%	$21,118	10.00%
Tier 1 capital to risk weighted assets	30,446	14.42%	8,447	4.00%	12,671	6.00%
Tier 1 capital to assets	30,446	10.59%	11,497	4.00%	14,371	5.00%

Management continues to evaluate the final Basel III capital rules as they apply to the Company and the Bank, beginning in reporting periods after January 1, 2015. For the March 31, 2013 FDIC Consolidated Report of Condition and Income (the “Call Report”) filing and filings thereafter, the Federal Financial Institutions Examination Council issued supplemental instructions for the preparation of the Call Report indicating the loans obtained in a mortgage warehouse loan program that do not qualify for sale accounting should be assigned a 100% risk weight. The Bank previously assigned a risk weighting of 20% or 50% to these loans. The June 30, 2013 information presented in the table above reflects the changes included in the supplemental instructions for the Call Report while the December 31, 2012 information reflects previous Call Report instructions. Had these instructions been in place at December 31, 2012, Tier 1 capital to risk weighted assets would have been 13.34% and total capital to risk weighted assets would have been 14.40%. The change does not impact the Tier 1 capital to assets ratio.

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth the assets and liabilities reported on the consolidated balance sheet at their fair value as of June 30, 2013 and December 31, 2012 by level within the ASC 820 fair value measurement hierarchy:

	Fair Value Measurements at Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2013
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$3,219	$—	$3,219	$—
Collateralized mortgage obligations	3,392	—	3,392	—
Mortgage-backed securities	4,488	—	4,488	—
Asset-backed securities	3,020	—	3,020	—
Fixed annuity investment	1,246	—	1,246	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	1,325	—	—	1,325
OREO	243	—	—	243
December 31, 2012
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$2,132	$—	$2,132	$—
Collateralized mortgage obligations	5,611	—	5,611	—
Mortgage-backed securities	4,964	—	4,964	—
Asset-backed securities	3,006	—	3,006	—
Fixed annuity investment	1,223	—	1,223	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	4,368	—	—	4,368
OREO	1,477	—	—	1,477

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

For the six months ended June 30, 2013 and the year ended December 31, 2012, loans with principal balances of $1,889 and $5,070, respectively, were re-measured and additional provisions for losses of $564 and $703, respectively, were recorded.

There were no transfers into or out of Level 3 categorization for the periods presented.

The table below sets forth Level 3 assets measured at fair value on a non-recurring basis at June 30, 2013 and the significant unobservable inputs used in the fair value measurements:

Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range (Weighted Average)
Impaired loans	$1,052	Income method	Adjustments for selling costs	Commercial real estate	7%-9%
Impaired loans	$267	Collateral method	Adjustments for selling costs	One-to-four family	8%
Impaired loans	$6	Collateral method	Adjustments for selling costs	Consumer	N/A

Note 11. Fair Value of Financial Instruments

The table below sets forth the estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$41,677	$41,677	$23,933	$23,933
Level 2 inputs:
Securities available for sale	14,119	14,119	15,713	15,713
Fixed annuity investment	1,246	1,246	1,223	1,223
Restricted stock	489	N/A	1,149	N/A
Accrued interest receivable	786	786	724	724
Level 3 inputs:
Loans and loans held for sale	231,454	230,465	229,578	229,219
Financial liabilities:
Level 2 inputs:
Deposits	260,286	254,950	232,340	232,530
Accrued interest payable	39	39	9	9
Borrowings	7,344	7,156	20,316	20,334
Commitments to extend credit	—	—	—	—

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 12. Subsequent Event

On August 5, 2013, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately 81,937 shares The stock repurchase program permits shares to be repurchased in open market or private transactions, including through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Repurchases under the stock repurchase program may be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Management’s decision to repurchase shares will be subject to various factors including general market conditions, the availability and/or trading price of the Company’s stock, alternative uses for capital, the Company’s financial performance and liquidity, and other factors deemed appropriate. The stock repurchase program has no expiration date and may be suspended, terminated or modified at any time for any reason. In connection with this stock repurchase program, the Bank will pay a dividend to the Company in the amount of $1,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition at June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of SP Bancorp, Inc. (“SP Bancorp” or the “Company”). The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q for the second quarter ended June 30, 2013 (this “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements regarding our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	statements regarding or our risks and future costs and benefits.

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

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;

•	changes in federal, state and local tax rates;

•	our ability to attract and retain key personnel;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed above and in the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 6, 2013 (the “Form 10-K”), and the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

SP Bancorp was incorporated as a Maryland corporation on June 16, 2010 and owns all of the outstanding shares of common stock of SharePlus Federal Bank (the “Bank”). The Bank converted from a federal mutual savings bank to a federal capital stock savings bank on October 29, 2010. In its initial public offering, SP Bancorp issued a total of 1,725,000 shares of common stock, par value $0.01 per share (“common stock”), at a price of $10.00 per share for aggregate gross proceeds of $17.3 million.

As of June 30, 2013, we had $304 million of total assets, $231 million of loans, net, including loans held for sale, $260 million of deposits and $34 million of total stockholders’ equity on a consolidated basis.

For the three months ended June 30, 2013, we had $304,000 of net income, compared to $235,000 of net income for the three months ended June 30, 2012. For the six months ended June 30, 2013, we had $689,000 of net income, compared to $514,000 of net income for the six months ended June 30, 2012. The increase in net income during the three and six months ended June 30, 2013, resulted primarily from a lower provision for loan losses, lower cost of borrowed funds, lower provision for losses on other real estate owned (“OREO”) and lower other noninterest expense. These decreases were partially offset by lower net interest income, lower noninterest income and higher income tax expense.

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

Critical Accounting Policies. There have been no material changes to the critical accounting policies disclosed in the Company’s Form 10-K.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Summary of Selected Balance Sheet Data

	June 30,	December 31,	Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Total assets	$304,135	$288,121	$16,014	5.56%
Total cash and cash equivalents	41,677	23,933	17,744	74.14
Securities available for sale, at fair value	14,119	15,713	(1,594)	(10.14)
Loans held for sale	3,895	7,290	(3,395)	(46.57)
Loans, net	227,559	222,288	5,271	2.37
Other real estate owned	243	1,477	(1,234)	(83.55)
Premises and equipment, net	4,155	4,249	(94)	(2.21)
Federal Home Loan Bank of Dallas stock and other restricted stock, at cost	489	1,149	(660)	(57.44)
Bank-owned life insurance	7,562	7,439	123	1.65
Other assets (1)	4,436	4,583	(147)	(3.21)
Deposits	260,286	232,340	27,946	12.03
Borrowings	7,344	20,316	(12,972)	(63.85)
Stockholders’ equity	33,737	33,040	697	2.11

(1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets increased $16.0 million to $304.1 million at June 30, 2013. The increase in total assets was driven by increases in customer deposits that were reinvested in cash and cash equivalents and in loans. The increase in deposits was also used to reduce borrowings.

Net loans, including loans held for sale, increased $1.9 million to $231.5 million at June 30, 2013, as commercial business loans and mortgage warehouse loans increased. Mortgage warehouse loans continued to increase as a result of higher loan production from new and existing customers.

OREO decreased $1.2 million due to the sale of previously foreclosed real estate.

Deposits increased $27.9 million to $260.3 million at June 30, 2013. Deposits, driven mostly by certificates of deposits, increased from deposit inflows from both new and existing customers. This increase was partially the result of a local advertising campaign designed to lengthen our CD maturities.

Advances from the Federal Home Loan Bank of Dallas (the “FHLB”) decreased $13.0 million to $7.3 million at June 30, 2013 due to increased deposits and the corresponding payoffs of advances.

The increase in stockholders’ equity was primarily due to $689,000 of net income for the six months ended June 30, 2013.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. We recorded $304,000 of net income for the three months ended June 30, 2013, compared to $235,000 of net income for the same period last year. Net interest income was relatively flat for the three months ended June 30, 2013, decreasing $68,000. The provision for loan losses decreased $115,000, noninterest income decreased $182,000 and noninterest expense decreased $278,000.

Summary of Net Interest Income

	Three Months Ended June 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$2,759	$2,817	$(58)	(2.06)%
Securities—taxable	7	45	(38)	(84.44)
Securities—nontaxable	20	26	(6)	(23.08)
Other interest—earning assets	45	35	10	28.57

Total interest income	2,831	2,923	(92)	(3.15)

Interest expense:
Savings deposits	5	14	(9)	(64.29)
Money market	17	21	(4)	(19.05)
Demand deposit accounts	20	18	2	11.11
Certificates of deposit	264	236	28	11.86

Total deposits	306	289	17	5.88
Borrowings	42	83	(41)	(49.40)

Total interest expense	348	372	(24)	(6.45)

Net interest income	$2,483	$2,551	$(68)	(2.67)%

Summary of Average Yields, Average Rates and Average Balances

Average Yields and Rates

	Three Months Ended June 30,		Increase/ (Decrease) in
	2013	2012	basis points
Loans	4.88%	5.05%	(0.17)
Securities—taxable	0.24	1.27	(1.03)
Securities—nontaxable	2.89	3.40	(0.51)
Other interest—earning assets including FHLB Stock	0.47	0.56	(0.09)
Total interest-earning assets	4.05	4.40	(0.35)
Savings deposits	0.05	0.15	(0.10)
Money market	0.19	0.22	(0.03)
Demand deposit accounts	0.13	0.13	—
Certificates of deposits	1.14	1.27	(0.13)
Total deposits	0.54	0.56	(0.02)
Borrowings	2.29	1.54	0.75
Total interest-bearing liabilities	0.59	0.65	(0.06)
Net interest rate spread	3.46	3.75	(0.29)
Net interest margin	3.56	3.84	(0.28)

Average Balances

	Three Months Ended June 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Loans	$226,146	$223,070	$3,076	1.38%
Securities—taxable	11,835	14,125	(2,290)	(16.21)
Securities—nontaxable	2,770	3,063	(293)	(9.57)
Other interest earning assets	38,544	25,580	12,964	50.68

Total interest earning assets	279,295	265,838	13,457	5.06

Savings deposits	39,126	37,381	1,745	4.67
Money market deposits	36,278	38,828	(2,550)	(6.57)
Demand deposit accounts	60,446	55,658	4,788	8.60
Certificates of deposit	92,241	74,443	17,798	23.91

Total deposits	228,091	206,310	21,781	10.56
Borrowings	7,338	21,584	(14,246)	(66.00)

Total interest bearing liabilities	235,429	227,894	7,535	3.31

Net interest-earning assets	$43,866	$37,944	$5,922	15.61

Interest Income. Interest and fees on loans decreased due to lower average yields on the Bank’s loan portfolio. The decrease in interest income related to lower yields was partially offset by loan growth.

Interest income on taxable securities decreased due primarily to an increase in amortization associated with accelerated prepayments on certain securities.

Interest Expense. Interest expense on deposits increased as the growth in average deposit balances more than offset the decrease in the average cost of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining interest rate environment. Interest expense on borrowings decreased due to lower levels of borrowing.

Net Interest Income. Net interest income decreased primarily due to a decrease in our interest rate spread to 3.46% from 3.75%, as well as a 28 basis point decrease in our net interest margin to 3.56% from 3.84%.

Provision for Loan Losses. We recorded a provision for loan losses of $100,000 for the three months ended June 30, 2013, compared to $215,000 for the same period in 2012. The decrease in the provision for loan losses was primarily attributable to a lower amount of nonperforming loans in the second quarter of 2013.

Summary of Noninterest Income

	Three Months Ended June 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Service charges	$261	$274	$(13)	(4.74)%
Gain on sale of securities available for sale	14	180	(166)	(92.22)
Gain on sale of mortgage loans	399	512	(113)	(22.07)
Mortgage warehouse fees	114	51	63	123.53
Increase in cash surrender of bank owned life insurance	60	57	3	5.26
Other	94	50	44	88.00

Total noninterest income	$942	$1,124	$(182)	(16.19)%

Noninterest Income. Noninterest income decreased primarily due to gains on securities available for sale that were recognized in the second quarter of 2012 and not repeated in the second quarter of 2013 and a decrease in gain on sale of mortgage loans. These decreases were partially offset by an increase in mortgage warehouse fees.

Summary of Noninterest Expense

	Three Months Ended June 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$1,590	$1,512	$78	5.16%
Occupancy costs	233	241	(8)	(3.32)
Equipment expense	33	59	(26)	(44.07)
Data processing expense	168	136	32	23.53
ATM expense	93	60	33	55.00
Professional and outside services	389	341	48	14.08
Stationary and supplies	17	21	(4)	(19.05)
Marketing	54	56	(2)	(3.57)
FDIC insurance assessments	60	53	7	13.21
Provision for losses on other real estate owned	43	244	(201)	(82.38)
Operations from other real estate owned	37	35	2	5.71
Other expense	164	401	(237)	(59.10)

Total noninterest expense	$2,881	$3,159	$(278)	(8.80)%

Noninterest Expense. Noninterest expense decreased primarily due to a provision for losses on OREO and a provision for loss on a fraudulent wire transfer transaction that were recognized in the second quarter of 2012.

Compensation and benefits increased due to higher salary levels and share-based compensation expense and additional personnel associated with the Bank’s commercial lending business. Data processing expense increased due to on-going costs associated with new products implemented during the first quarter of 2013. ATM expense increased following the deployment of new ATM equipment to branches that were closed and converted to limited service locations. Professional and outside services increased as a result of higher levels of other outside services provided to the Company. Equipment expense decreased as a result of cost cutting efforts by management to lower equipment maintenance costs. Other noninterest expense decreased as a result of a wire transfer fraud that occurred during the first quarter ended March 31, 2012, in which the company recorded a loss of $228,000 in expense during the second quarter of 2012.

Income Tax Expense. We recorded $140,000 of income tax expense for the three months ended June 30, 2013, compared to $66,000 of income tax expense for the same period in 2012. Our effective tax rate was 31.5% for the three months ended June 30, 2013, compared to 21.9% for the three months ended June 30, 2012. The differences between the statutory rate of 34.0% and the effective tax rates were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

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

	For the Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$226,146	$2,759	4.88%	$223,070	$2,817	5.05%
Securities—taxable	11,835	7	0.24	14,125	45	1.27
Securities—nontaxable	2,770	20	2.89	3,063	26	3.40
Other interest-earning assets	37,830	44	0.47	24,280	34	0.56
FHLB of Dallas stock	714	1	0.56	1,300	1	0.31

Total interest-earning assets	279,295	2,831	4.05	265,838	2,923	4.40
Noninterest-earning assets	17,126			16,849

Total assets	$296,421			$282,687

Interest-bearing liabilities:
Savings deposits	$39,126	5	0.05	$37,381	14	0.15
Money market	36,278	17	0.19	38,828	21	0.22
Demand deposit accounts	60,446	20	0.13	55,658	18	0.13
Certificates of deposit	92,241	264	1.14	74,443	236	1.27

Total deposits	228,091	306	0.54	206,310	289	0.56
Borrowings	7,338	42	2.29	21,584	83	1.54

Total interest-bearing liabilities	235,429	348	0.59	227,894	372	0.65
Noninterest-bearing liabilities	27,380			21,820

Total liabilities	262,809			249,714
Equity	33,612			32,973

Total liabilities and equity	$296,421			$282,687

Net interest income		$2,483			$2,551

Net interest rate spread (2)			3.46%			3.75%
Net interest-earning assets (3)	$43,866			$37,944

Net interest margin (4)			3.56%			3.84%
Average of interest-earning assets to interest-bearing liabilities			118.63%			116.65%

(1)	Yields and rates for the three months ended June 30, 2013 and 2012 are annualized.
(2)	Net interest- rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General. We recorded $689,000 of net income for the six months ended June 30, 2013, compared to $514,000 of net income for the same period last year. Net interest income was $5.0 million for the six months ended June 30, 2013, decreasing $115,000. The provision for loan losses decreased $527,000, noninterest income decreased $242,000 and noninterest expense decreased $177,000.

Summary of Net Interest Income

	Six Months Ended June 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$5,496	$5,589	$(93)	(1.66)%
Securities—taxable	(1)	83	(84)	(101.20)
Securities—nontaxable	38	76	(38)	(50.00)
Other interest—earning assets	88	67	21	31.34

Total interest income	5,621	5,815	(194)	(3.34)

Interest expense:
Savings deposits	10	27	(17)	(62.96)
Money market	34	42	(8)	(19.05)
Demand deposit accounts	38	35	3	8.57
Certificates of deposit	497	470	27	5.74

Total deposits	579	574	5	0.87
Borrowings	86	170	(84)	(49.41)

Total interest expense	665	744	(79)	(10.62)

Net interest income	$4,956	$5,071	$(115)	(2.27)%

Summary of Average Yields, Average Rates and Average Balances

Average Yields and Rates

	Six Months Ended June 30,		Increase/ (Decrease) in
	2013	2012	basis points
Loans	4.83%	5.09%	(0.26)
Securities—taxable	(0.02)	1.18	(1.20)
Securities—nontaxable	2.89	3.37	(0.48)
Other interest—earning assets including FHLB Stock	0.50	0.55	(0.05)
Total interest-earning assets	4.04	4.42	(0.38)
Savings deposits	0.05	0.15	(0.10)
Money market	0.18	0.22	(0.04)
Demand deposit accounts	0.13	0.13	—
Certificates of deposits	1.13	1.28	(0.15)
Total deposits	0.52	0.57	(0.05)
Borrowings	1.26	1.33	(0.07)
Total interest-bearing liabilities	0.57	0.66	(0.09)
Net interest rate spread	3.47	3.76	(0.29)
Net interest margin	3.56	3.85	(0.29)

Average Balances

	Six Months Ended June 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Loans	$227,596	$219,792	$7,804	3.55%
Securities—taxable	12,459	14,043	(1,584)	(11.28)
Securities—nontaxable	2,634	4,510	(1,876)	(41.60)
Other interest earning assets	35,512	24,761	10,751	43.42

Total interest earning assets	278,201	263,106	15,095	5.74

Savings deposits	38,100	35,770	2,330	6.51
Money market deposits	37,135	38,386	(1,251)	(3.26)
Demand deposit accounts	58,442	52,374	6,068	11.59
Certificates of deposit	87,897	73,291	14,606	19.93

Total deposits	221,574	199,821	21,753	10.89
Borrowings	13,648	25,519	(11,871)	(46.52)

Total interest bearing liabilities	235,222	225,340	9,882	4.39

Net interest-earning assets	$42,979	$37,766	$5,213	13.80

Interest Income. Interest and fees on loans decreased due to lower average yields on the Bank’s loan portfolio. The decrease in interest income related to lower yields was partially offset by loan growth.

Interest income on taxable securities decreased due primarily to an increase in amortization associated with accelerated prepayments on certain securities.

Interest Expense. Interest expense on deposits increased as the growth in average deposit balances more than offset the decrease in the average cost of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining interest rate environment. Interest expense on borrowings decreased due to lower levels of borrowing.

Net Interest Income. Net interest income decreased primarily due to a decrease in our interest rate spread to 3.47% from 3.76%.

Provision for Loan Losses. We recorded a provision for loan losses of $175,000 for the six months ended June 30, 2013, compared to $702,000 for the same period in 2012. The decrease in the provision for loan losses was primarily attributable to a lower amount of nonperforming loans in the first half of 2013.

Summary of Noninterest Income

	Six Months Ended June 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Service charges	$542	$568	$(26)	(4.58)%
Gain on sale of securities available for sale	14	500	(486)	(97.20)
Gain on sale of mortgage loans	975	879	96	10.92
Mortgage warehouse fees	196	88	108	122.73
Increase in cash surrender of bank owned life insurance	123	113	10	8.85
Other	134	78	56	71.79

Total noninterest income	$1,984	$2,226	$(242)	(10.87)%

Noninterest Income. Noninterest income decreased primarily due to gains on securities available for sale that were recognized in the first half of 2012 and not repeated in the first half of 2013. The decrease in gains on securities available for sale in the first half of 2013 was partially offset by an increase in mortgage warehouse fees and an increase in gains on sale of mortgage loans.

Service charges decreased as a result of lower non-sufficient funds charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income increased due to fees generated on investment sales and gains on disposals of OREO.

Summary of Noninterest Expense

	Six Months Ended June 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$3,303	$2,960	$343	11.59%
Occupancy costs	481	496	(15)	(3.02)
Equipment expense	69	124	(55)	(44.35)
Data processing expense	337	270	67	24.81
ATM expense	199	156	43	27.56
Professional and outside services	685	678	7	1.03
Stationary and supplies	41	51	(10)	(19.61)
Marketing	108	110	(2)	(1.82)
FDIC insurance assessments	122	99	23	23.23
Provision for losses on other real estate owned	43	244	(201)	(82.38)
Operations from other real estate owned	49	66	(17)	(25.76)
Other expense	318	678	(360)	(53.10)

Total noninterest expense	$5,755	$5,932	$(177)	(2.98)%

Noninterest Expense. Noninterest expense decreased primarily as a result of a provision for losses on OREO and a provision for loss on a fraudulent wire transfer transaction that were recognized in the second quarter of 2012. These decreases were partially offset by an increase in compensation and benefits and FDIC insurance assessments.

Compensation and benefits increased due to higher salary levels and mortgage commission expense, additional personnel associated with the Bank’s commercial lending business and share-based compensation expense. Data processing expense increased due to one-time costs associated with new products as well as the on-going cost of these products. ATM expense increased following the deployment of new ATM equipment to branches that were closed and converted to limited service locations. Equipment expense decreased as a result of cost cutting efforts by management to lower equipment maintenance costs. Operations from OREO decreased due to higher holding costs related to OREO during the six months ended June 30, 2012. Other noninterest expense decreased as a result of a wire transfer fraud that occurred during the first quarter ended March 31, 2012, resulting in $278,000 in expense being recorded during the six months ended June 30, 2012.

Income Tax Expense. We recorded $321,000 of income tax expense for the six months ended June 30, 2013, compared to $149,000 of income tax expense for the same period in 2012. Our effective tax rate was 31.8% for the six months ended June 30, 2013, compared to 22.5% for the six months ended June 30, 2012. The differences between the statutory rate of 34.0% and the effective tax rates were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

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

	For the Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$227,596	$5,496	4.83%	$219,792	$5,589	5.09%
Securities—taxable	12,459	(1)	(0.02)	14,043	83	1.18
Securities—nontaxable	2,634	38	2.89	4,510	76	3.37
Other interest-earning assets	34,514	86	0.50	23,246	64	0.55
FHLB of Dallas stock	998	2	0.40	1,515	3	0.40

Total interest-earning assets	278,201	5,621	4.04	263,106	5,815	4.42
Noninterest-earning assets	17,324			17,063

Total assets	$295,525			$280,169

Interest-bearing liabilities:
Savings deposits	$38,100	10	0.05	$35,770	27	0.15
Money market	37,135	34	0.18	38,386	42	0.22
Demand deposit accounts	58,442	38	0.13	52,374	35	0.13
Certificates of deposit	87,897	497	1.13	73,291	470	1.28

Total deposits	221,574	579	0.52	199,821	574	0.57
Borrowings	13,648	86	1.26	25,519	170	1.33

Total interest-bearing liabilities	235,222	665	0.57	225,340	744	0.66
Noninterest-bearing liabilities	26,895			19,777

Total liabilities	262,117			245,117
Equity	33,408			35,052

Total liabilities and equity	$295,525			$280,169

Net interest income		$4,956			$5,071

Net interest rate spread (2)			3.47%			3.76%
Net interest-earning assets (3)	$42,979			$37,766

Net interest margin (4)			3.56%			3.85%
Average of interest-earning assets to interest-bearing liabilities			118.27%			116.76%

(1)	Yields and rates for the six months ended June 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the FHLB and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the six months ended June 30, 2013 and 2012, our liquidity ratio averaged 15.7% and 17.3%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2013 and for the next 12 months.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $41.7 million. Securities classified as available- for- sale, which provide additional sources of liquidity, totaled $14.1 million at June 30, 2013.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in our unaudited consolidated financial statements and the notes thereto, appearing in Part 1, Item 1 of this Quarterly Report.

At June 30, 2013, we had $32.4 million in loan commitments outstanding, including $25.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2013 totaled $38.1 million, or 14.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including asset sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the six months ended June 30, 2013 and 2012, we originated $119.1 million and $92.5 million of loans, respectively. We also purchased $2.5 million and $7.3 million of securities during the six months ended June 30, 2013 and 2012, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We had a net increase of $27.9 million in total deposits for the six months ended June 30, 2013, and a net increase of $14.5 million in total deposits for the six months ended June 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. We have entered into borrowing agreements with the FHLB, which provide us with an additional source of funds to the extent that we require funds beyond what we generate through operations. FHLB advances decreased $13.0 million from December 31, 2012, to $7.3 million at June 30, 2013. Historically, advances from the FHLB have been used primarily to fund loan demand. At June 30, 2013, we had the ability to borrow up to $83.7 million from the FHLB.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, the Bank was in compliance with all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Note 9 — Regulatory Matters” of the notes to the unaudited consolidated financial statements included in this quarterly report.

On August 5, 2013, our board of directors approved a new stock repurchase program (the “Repurchase Program”) pursuant to which we are authorized to repurchase up to 5% of the Company’s currently issued and outstanding shares, or approximately 81,937 shares of common stock. Management’s decision to repurchase shares is subject to various factors including general market conditions, the availability and/or trading price of our common stock, alternative uses for capital, our financial performance and liquidity, and other factors that may be relevant at the time of such decision. In connection with the Repurchase Program, the Bank will pay a one-time dividend of approximately $1 million to the Company.

Classified Loans

At June 30, 2013 and December 31, 2012, we had 13 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings. At June 30, 2013, these 13 loans, with an aggregate balance of $1.6 million, were collateralized by one- to four-family residential mortgage loans of borrowers who have, on occasion, been late with scheduled payments. At December 31, 2012, 12 of these loans, with an aggregate balance of $2.0 million were collateralized by one- to four-family residential mortgage loans of borrowers who have, on occasion, been late with scheduled payments. One of these loans was a commercial real estate land loan totaling $0.2 million impacted by slow leasing activity and rental rates below original projections at the time of origination.

Troubled Debt Restructurings

Troubled debt restructurings are defined to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable to the creditor than current market rates and terms. To maximize our cash flows, we periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At June 30, 2013, we had $1.5 million of troubled debt restructurings comprised of four consumer loans totaling $13,000 and four one- to four-family residential mortgage loans totaling $1.5 million. Of this $1.5 million in troubled debt restructurings, one loan totaling $175,000 was past due greater than 90 days. At December 31, 2012, we had $4.9 million of troubled debt restructurings comprised of two commercial real estate loans totaling $3.1 million (which were sold in the first and second quarters of 2013), four consumer loans totaling $21,000 and five residential loans totaling $1.8 million (one of which totaling $343,000 was foreclosed on in the first quarter of 2013.). Of this $4.9 million in troubled debt restructurings, two loans totaling $0.2 million were past due between 30-89 days.

Nonperforming Assets

Nonperforming Loans. At June 30, 2013 and December 31, 2012, our nonaccrual loans totaled $3.3 and $8.0 million, respectively. At June 30, 2013, nonaccrual loans consisted of six one- to four-family loans totaling $1.8 million with $112,000 in allocated allowances, one home equity loan totaling $24,000 with $24,000 in allocated reserves, two consumer loans totaling $11,000 with $3,000 in allocated allowances, and one commercial real estate loan totaling $1.5 million with $425,000 in allocated allowances. The commercial real estate loan remained current at June 30, 2013. At December 31, 2012, nonaccrual loans consisted of seven one- to four-family residential mortgage loans totaling $3.3 million with $90,000 in allocated allowances, two consumer loans totaling $15,000 with $3,000 in allocated allowances and three commercial real estate loans totaling $4.7 million with $610,000 in allocated allowances.

For the six months ended June 30, 2013, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $90,000. Interest income recognized on such loans for the six months ended June 30, 2012 was $2,000.

OREO. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. When property is acquired it is recorded at its fair value less the cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At June 30, 2013, we had $243,000 in OREO and other repossessed assets, consisting of six one- to four-family residential properties. At December 31, 2012, we had $1.5 million in OREO, consisting entirely of acquired commercial real estate. The decrease in OREO reflects the sale in the second quarter of 2013 of a property that had been recorded at $1.2 million.

Classification of Assets

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2013, we had $121,000 of assets designated as special mention. As of December 31, 2012, we had $157,000 of assets designated as special mention.

When we classify assets as either substandard, nonaccrual or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency (the “OCC”), which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Based on our review of our assets at June 30, 2013, substandard assets consisted of loans of $5.5 million, with an allocated reserve of $564,000 and OREO of $243,000. There were no doubtful or loss assets at June 30, 2013. On the basis of our review of our assets at December 31, 2012, substandard assets consisted of loans of $10.2 million, with an allocated reserve of $703,000 and OREO of $1.5 million. There were no doubtful or loss assets at December 31, 2012.

As of June 30, 2013, our largest substandard asset was a commercial real estate loan of $1.5 million secured by a retail property. Although currently performing as agreed, the loan was classified as substandard due to the property’s current condition.

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

Allocated Allowances for Impaired Loans. We may establish an allocated allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors used to identify a specific problem loan include: (i) the strength of the customer’s personal or business cash flows; (ii) the availability of other sources of repayment; (iii) the amount due or past due; (iv) the type and value of collateral; (v) the strength of our collateral position; (vi) the estimated cost to sell the collateral; and (vii) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

The allowance for loan losses decreased $74,000, or 3.1%, to $2.3 million at June 30, 2013 from $2.4 million at December 31, 2012. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, decreased to 1.01% at June 30, 2013 as compared to 1.05% at December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans increased to 70.05% at June 30, 2013 from 30.20% at December 31, 2012. The decrease in the allowance for loan losses was attributable primarily to a reduction in the amount of nonperforming loans.

Nonperforming loans decreased to $3.3 million at June 30, 2013 from $8.0 million at December 31, 2012. Nonaccrual loans consisted of six one- to four-family residential mortgage loans totaling $1.8 million with $112,000 in allocated allowances, one commercial real estate loan totaling $1.5 million with $425,000 in allocated allowances and two consumer loans totaling $11,000 with an allocated allowance of $3,000. The commercial real estate loan was current at June 30, 2013. Impaired loans with an allowance for loan losses were $1.9 million at June 30, 2013. Impaired loans without an allowance for loan losses were $2.3 million at June 30, 2013.

Appraisals are performed by a rotating list of independent, certified appraisers to obtain fair values on non-homogenous loans secured by real estate. The appraisals are generally obtained when market conditions change, annually for criticized loans and at the time a loan becomes impaired.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.

There were no changes in our nonaccrual policy during the six months ended June 30, 2013 or 2012. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or any such loan becomes 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we are routinely a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual commitments represent potential future cash obligations, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see “Note 8 – Financial Instruments with Off-Balance Sheet Risk” of the notes to our unaudited consolidated financial statements included in this Quarterly Report.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of June 30, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Company’s Form 10-K.

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

SP BANCORP, INC.

Date: August 7, 2013	/s/ Jeffrey Weaver

Jeffrey Weaver
President and Chief Executive Officer

Date: August 7, 2013	/s/ Suzanne C. Salls

Suzanne C. Salls
Executive Vice President and Chief Financial Officer