Form 10-Q
period 2013-09-30
SP Bancorp, Inc.
filed 2013-11-06
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, 1,567,950 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SP Bancorp, Inc.

Consolidated Balance Sheets

In thousands, except share amounts (unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$26,590	$22,318
Federal funds sold	21,815	1,615

Total cash and cash equivalents	48,405	23,933
Securities available for sale (amortized cost of $17,198 and $15,658 at September 30, 2013 and December 31, 2012, respectively)	17,041	15,713
Fixed annuity investment	1,255	1,223
Loans held for sale	1,675	7,290
Loans, net of allowance for losses of $2,240 and $2,420 at September 30, 2013 and December 31, 2012, respectively	220,113	222,288
Accrued interest receivable	774	724
Other real estate owned	157	1,477
Premises and equipment, net	4,115	4,249
Federal Home Loan Bank stock, at cost	440	1,099
Bank-owned life insurance	7,621	7,439
Deferred income taxes, net	939	910
Other assets	2,946	1,776

Total assets	$305,481	$288,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$31,622	$22,336
Interest-bearing	231,434	210,004

Total deposits	263,056	232,340
Borrowings	7,356	20,316
Accrued interest payable	34	9
Other liabilities	2,045	2,416

Total liabilities	272,491	255,081

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 1,582,950 shares issued and outstanding at September 30, 2013 and 1,638,750 shares issued and outstanding at December 31, 2012	16	16
Additional paid in capital	14,068	14,453
Unallocated Employee Stock Ownership Plan shares 121,103 shares at September 30, 2013 and 131,633 shares at December 31, 2012	(1,261)	(1,314)
Retained earnings - substantially restricted	20,271	19,849
Accumulated other comprehensive (loss) income	(104)	36

Total stockholders’ equity	32,990	33,040

Total liabilities and stockholders’ equity	$305,481	$288,121

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Income

In thousands, expect per share amounts (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$2,659	$2,832	$8,155	$8,421
Securities - taxable	4	52	3	135
Securities - nontaxable	32	16	70	92
Other interest - earning assets	51	37	139	104

Total interest income	2,746	2,937	8,367	8,752

Interest expense:
Deposit accounts	342	280	921	854
Borrowings	41	73	127	243

Total interest expense	383	353	1,048	1,097

Net interest income	2,363	2,584	7,319	7,655
Provision for loan losses	142	155	317	857

Net interest income after provision for loan losses	2,221	2,429	7,002	6,798

Noninterest income:
Service charges	257	290	799	858
Gain on sale of securities available for sale	15	128	29	628
Gain on sale of mortgage loans	303	630	1,278	1,509
Mortgage warehouse fees	114	60	310	148
Increase in cash surrender value of bank owned life insurance	59	67	182	180
Other	73	46	207	124

Total noninterest income	821	1,221	2,805	3,447

Noninterest expense:
Compensation and benefits	1,440	1,650	4,743	4,610
Occupancy costs	259	262	740	758
Equipment expense	35	32	104	156
Data processing expense	177	146	514	416
ATM expense	86	83	285	239
Professional and outside services	355	336	1,040	1,014
Stationary and supplies	17	19	58	70
Marketing	44	49	152	159
FDIC insurance assessments	39	63	161	162
Provision for losses on other real estate owned	26	11	69	255
Operations from other real estate owned	(17)	21	32	87
Other expense	159	183	477	861

Total noninterest expense	2,620	2,855	8,375	8,787

Income before income tax expense	422	795	1,432	1,458
Income tax expense	141	253	462	402

Net income	$281	$542	$970	$1,056

Basic earnings per share	$0.18	$0.35	$0.63	$0.67

Diluted earnings per share	$0.18	$0.35	$0.63	$0.67

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income

In thousands (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$281	$542	$970	$1,056
Other comprehensive loss, before tax:
Net unrealized (losses) gains on available for sale securities, arising during the year	15	74	(183)	465
Reclassification adjustment for gain on sale of securities available for sale, included in net income	(15)	(128)	(29)	(628)

Other comprehensive loss, before tax	—	(54)	(212)	(163)
Income tax benefit	—	(18)	(72)	(54)

Other comprehensive loss, net of tax	—	(36)	(140)	(109)

Comprehensive income	$281	$506	$830	$947

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

In thousands (unaudited)

	Common Stock	Additional Paid-in Capital	Unallocated Employee Stock Ownership Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2011	$17	$15,278	$(1,018)	$18,636	$214	$33,127
Net income	—	—	—	1,056	—	1,056
Other comprehensive loss	—	—	—	—	(109)	(109)
Employee Stock Ownership Plan shares purchased in open market	—	—	(373)	—	—	(373)
Employee Stock Ownership Plan shares allocated	—	11	58	—	—	69
Repurchase and retirement of common stock	—	(660)	—	(185)	—	(845)

Balance, September 30, 2012	$17	$14,629	$(1,333)	$19,507	$105	$32,925

Balance, December 31, 2012	$16	$14,453	$(1,314)	$19,849	$36	$33,040
Net income	—	—	—	970	—	970
Other comprehensive loss	—	—	—	—	(140)	(140)
Employee Stock Ownership Plan shares allocated	—	39	53	—	—	92
Stock based compensation	—	133	—	—	—	133
Repurchase and retirement of common stock	—	(557)	—	(548)	—	(1,105)

Balance, September 30, 2013	$16	$14,068	$(1,261)	$20,271	$(104)	$32,990

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Cash Flows

In thousands (unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows provided (used in) by operating activities:
Net income	$970	$1,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	201	215
Amortization of premiums on securities	296	344
Employee Stock Ownership Plan expense	92	69
Stock based compensation	133	—
Provision for loan losses	317	857
Provision for losses on other real estate owned	69	255
Gain on sale of securities available for sale	(29)	(628)
Gain on sale of mortgage loans	(1,278)	(1,509)
Proceeds from sale of mortgage loans	52,001	56,930
Loans originated for sale	(45,108)	(59,109)
Increase in cash surrender value of bank-owned life insurance	(182)	(180)
(Increase) decrease in accrued interest receivable	(50)	219
(Increase) decrease in other assets and deferred income taxes, net	(1,148)	1,216
Increase in fixed asset annuity investment	(32)	(35)
(Decrease) increase in accrued interest payable and other liabilities	(375)	672

Net cash provided by (used in) operating activities	5,877	372

Cash flows (used in) provided by investing activities:
Purchase of securities available for sale	(7,966)	(12,580)
Maturities, calls and principal pay downs on securities available for sale	2,785	1,571
Proceeds from sale of securities available for sale	3,374	16,484
Redemptions of Federal Home Loan Bank stock	709	481
Loan repayments, net of (originations)	2,641	(10,123)
Proceeds from sale of impaired loans	185	—
Net proceeds from sale of (improvements to) other real estate owned	283	92
Purchase of premises and equipment	(67)	(143)
Purchase of bank owned life insurance	—	(1,000)

Net cash (used in) provided by investing activities	1,944	(5,218)

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	30,716	24,894
Federal Home Loan Bank advances	1,500	21,623
Repayment of Federal Home Loan Bank advances	(14,460)	(23,311)
Employee Stock Ownership Plan shares purchased	—	(373)
Repurchase of common stock	(1,105)	(845)

Net cash provided by (used in) financing activities	16,651	21,988

Net increase (decrease) in cash and cash equivalents	24,472	17,142
Cash and cash equivalents at beginning of period	23,933	9,928

Cash and cash equivalents at end of period	$48,405	$27,070

Supplemental cash flow information:
Income taxes paid	$28	$213
Interest paid	1,023	1,086
Noncash transactions:
Transfer of loans to other real estate owned and repossessed assets	$316	$—
Transfer of loans held for portfolio to loans held for sale	1,710	—
Sale of loans, internally financed	1,525	—
Sale of other real estate owned, internally financed	1,284	—

See accompanying Condensed Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. SP Bancorp, Inc., a Maryland corporation (the “Company”) is a registered savings and loan holding company and the parent of SharePlus Federal Bank a federal savings bank (the “Bank”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). On September 4, 2013, the Bank filed an application with the Texas Department of Banking (the “TDB”) to convert its charter to a Texas state bank charter and notified the Federal Reserve Board of its intention to file applications to become a member of the Federal Reserve System and for the Company to become a bank holding company. If the applications are approved, the TDB and the Federal Reserve Board will become the primary regulators of the Bank and the Company will be regulated by the Federal Reserve Board as a bank holding company.

All dollar amounts in the Condensed Notes to Consolidated Financial Statements are in thousands, except per share and share amounts. Certain prior period amounts have been reclassified to conform to current period presentation.

The Bank operates as a full-service bank, providing services that include the acceptance of checking and savings deposits, the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. In addition to the Bank’s home office in Plano, Texas, the Bank has three branches: one located near downtown Dallas, Texas; one located near the Bank’s headquarters in Plano, Texas; and one located in Louisville, Kentucky. During June 2013, the Bank closed its Irvine, California branch. During March 2013, the Bank closed one of its branches located in Louisville, Kentucky, but an agency office remains there.

Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (the “SEC”) in the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Transactions between the consolidated companies have been eliminated. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 6, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Company has one reportable segment consisting of the Bank. The Company’s Chief Executive Officer uses consolidated results to make operating and strategic decisions.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Earnings per Share. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. Shares of common stock, par value $0.01 per share (“common stock”), held by the SharePlus Federal Bank Employee Stock Ownership Plan (the “ESOP), which have been committed to be released, are considered outstanding. The table below sets forth the reconciliation between weighted average shares outstanding used for calculating basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings (numerator)
Net income for common stockholders	$281	$542	$970	$1,056
Less: net income allocated to participating securities	5	—	19	—

Net income allocated to common stockholders	$276	$542	$951	$1,056

Shares (denominator)
Weighted average shares outstanding for basic EPS (in thousands)	1,512	1,544	1,515	1,581
Dilutive effect of employee stock-based awards	—	—	—	—

Adjusted weighted average shares outstanding	1,512	1,544	1,515	1,581

Earnings per share:
Basic	$0.18	$0.35	$0.63	$0.67
Diluted	$0.18	$0.35	$0.63	$0.67

Participating securities consist of unvested restricted stock awards (though no actual shares of common stock related to restricted stock units are issued until settlement of such awards) that receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. For the three and nine months ended September 30, 2013, the Company excluded from the diluted EPS calculation restricted stock awards of 30,000 shares because they were participating securities. Stock options of 69,500 were excluded from calculation of diluted earnings per share because the effect was anti-dilutive. There were no restricted stock awards or stock options outstanding during the three and nine months ended September 30, 2012.

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The Bank may not declare or pay a dividend on or repurchase any of its capital stock if such action would have the effect of causing equity capital to be reduced below the liquidation account balance or regulatory capital requirements. Any purchase of the Company’s common stock must be conducted in accordance with applicable laws and regulations.

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

On August 5, 2013, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately 81,937 shares The stock repurchase program permits shares to be repurchased in open market or private transactions, including through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Repurchases under the stock repurchase program may be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Management’s decision to repurchase shares will be subject to various factors including general market conditions, the availability and/or trading price of the Company’s stock, alternative uses for capital, the Company’s financial performance and liquidity, and other factors deemed appropriate. The stock repurchase program has no expiration date and may be suspended, terminated or modified at any time for any reason. The Company had repurchased 55,800 shares under the stock repurchase program through September 30, 2013. In connection with this stock repurchase program, during the third quarter of 2013 the Bank paid a dividend to the Company in the amount of $1,000 and during October 2013, the Bank paid a dividend of $350.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 3. Securities

Securities are classified in the consolidated balance sheets according to management’s intent. At September 30, 2013 and December 31, 2012, all of the Company’s securities were classified as available for sale. The table below sets forth the amortized cost of securities and their approximate fair values at September 30, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:
Municipal securities	$7,293	$80	$(249)	$7,124
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2,748	22	(6)	2,764
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	4,125	29	(13)	4,141
Asset-backed securities substantially guaranteed by the United States Government	3,032	—	(20)	3,012

	$17,198	$131	$(288)	$17,041

December 31, 2012:
Municipal securities	$2,088	$56	$(12)	$2,132
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	5,594	33	(16)	5,611
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	4,940	58	(34)	4,964
Asset-backed securities substantially guaranteed by the United States Government	3,036	—	(30)	3,006

	$15,658	$147	$(92)	$15,713

Collateralized mortgage obligations and mortgage-backed securities are backed by one- to four-family residential mortgage loans. The Company does not hold any securities backed by commercial real estate loans. Asset-backed securities are secured by student loans and substantially guaranteed by the United States Government.

The table below sets forth proceeds, gross gains and gross losses from sales of securities held as available for sale for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Proceeds	$3,374	$16,484
Gross gains	$29	$709
Gross losses	$—	$81

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

		Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
	Number of Security Positions with Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013:
Municipal securities	6	$3,814	$(249)	$—	$—	$3,814	$(249)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2	1,046	(1)	626	(5)	1,672	(6)
Mortgage-backed securities	1	1,531	(13)	—	—	1,531	(13)
Asset-backed securities substantially guaranteed by the United States Government	1	—	—	3,012	(20)	3,012	(20)

	10	$6,391	$(263)	$3,638	$(25)	$10,029	$(288)

December 31, 2012:
Municipal securities	2	$1,066	$(12)	$—	$—	$1,066	$(12)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2	1,975	(16)	—	—	1,975	(16)
Mortgage-backed securities	1	1,775	(34)	—	—	1,775	(34)
Asset-backed securities substantially guaranteed by the United States Government	1	3,006	(30)	—	—	3,006	(30)

	6	$7,822	$(92)	$—	$—	$7,822	$(92)

The unrealized losses reflected in the table above were generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on September 30, 2013 and December 31, 2012, respectively, and are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell them prior to recovery. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer of the securities, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The table below sets forth scheduled maturities of securities at September 30, 2013 and December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
	Available for Sale		Available for Sale
	Amortized Cost	Market Value	Amortized Cost	Market Value
After 5 years through 10 years	$3,032	$3,012	$3,036	$3,006
Due after 10 years	7,293	7,124	2,088	2,132

	10,325	10,136	5,124	5,138
Mortgage backed securities and collateralized mortgage obligations	6,873	6,905	10,534	10,575

	$17,198	$17,041	$15,658	$15,713

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 4. Loans and Allowance for Loan Losses

The table below sets forth loans at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Commercial business	$15,473	$12,505
Commercial real estate	38,265	41,489
One- to four-family	119,709	122,601
Mortgage warehouse	35,382	33,094
Home equity	7,809	8,564
Consumer	4,970	5,760

	221,608	224,013
Premiums, net	56	66
Deferred loan costs, net	689	629
Allowance for loan losses	(2,240)	(2,420)

	$220,113	$222,288

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

Mortgage Warehouse. Mortgage warehouse loans are funded based on agreements with mortgage lenders pursuant to which we purchase legal ownership interests in the individual loans such lenders originate. These loans are typically paid off within 30 days of being funded when the loan is sold into the secondary market. All loans are underwritten consistently with established programs for permanent financing with investors, who have met the Bank’s underwriting criteria.

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

The table below sets forth an age analysis of past due loans by loan class as of September 30, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
September 30, 2013
Past due:
30-59 days	$—	$—	$1,280	$—	$—	$1	$1,281
60-89 days	—	—	657	—	—	—	657
90 days or more	—	—	694	—	—	—	694

Total past due	—	—	2,631	—	—	1	2,632
Current	15,473	38,265	117,078	35,382	7,809	4,969	218,976

Total loans	$15,473	$38,265	$119,709	$35,382	$7,809	$4,970	$221,608

December 31, 2012
Past due:
30-59 days	$—	$—	$2,773	$—	$—	$18	$2,791
60-89 days	—	—	45	—	—	—	45
90 days or more	—	—	321	—	—	—	321

Total past due	—	—	3,139	—	—	18	3,157
Current	12,505	41,489	119,462	33,094	8,564	5,742	220,856

Total loans	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth a summary of loans by grade or classification as of September 30, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
September 30, 2013
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$15,473	$37,070	$115,598	$35,382	$7,786	$4,956	$216,265
Special mention	—	—	103	—	—	3	106
Substandard	—	—	1,916	—	—	2	1,918
Substandard nonaccrual	—	1,195	2,092	—	23	9	3,319
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$15,473	$38,265	$119,709	$35,382	$7,809	$4,970	$221,608

December 31, 2012
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$12,505	$36,568	$117,232	$33,094	$8,564	$5,739	$213,702
Special mention	—	—	157	—	—	—	157
Substandard	—	246	1,888	—	—	6	2,140
Substandard nonaccrual	—	4,675	3,324	—	—	15	8,014
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below summarizes impaired loans and nonperforming loans by loan class at September 30, 2013 and December 31, 2012:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
September 30, 2013
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$1,195	$377	$—	$23	$8	$1,603
Impaired loans with no allowance for loan losses	—	—	2,473	—	—	4	2,477

Total impaired loans	$—	$1,195	$2,850	$—	$23	$12	$4,080

Unpaid principal balance of impaired loans	$—	$1,195	$2,850	$—	$23	$12	$4,080
Allowance for loan losses on impaired loans	$—	$425	$112	$—	$23	$3	$563
Average recorded investment in impaired loans	$—	$2,563	$3,276	$—	$12	$15	$5,866
Troubled debt restructurings (not including nonaccrual loans)	—	—	758	—	—	2	760
Nonperforming loans:
Nonaccrual loans	$—	$1,195	$2,092	$—	$23	$9	$3,319
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$1,195	$2,092	$—	$23	$9	$3,319

December 31, 2012
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$4,675	$384	$—	$—	$11	$5,070
Impaired loans with no allowance for loan losses	—	—	3,594	—	—	10	3,604

Total impaired loans	$—	$4,675	$3,978	$—	$—	$21	$8,674

Unpaid principal balance of impaired loans	$—	$4,675	$3,978	$—	$—	$21	$8,674
Allowance for loan losses on impaired loans	$—	$610	$90	$—	$—	$3	$703
Average recorded investment in impaired loans	$—	$5,412	$2,321	$—	$5	$24	$7,762
Troubled debt restructurings (not including nonaccrual loans)	—	—	—	—	—	10	10
Nonperforming loans:
Nonaccrual loans	$—	$4,675	$3,324	$—	$—	$15	$8,014
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$4,675	$3,324	$—	$—	$15	$8,014

For the nine months ended September 30, 2013 and 2012, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $131 and $492, respectively. For the three months ended September 30, 2013 and 2012, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $48 and $285, respectively. Interest income recognized, substantially on a cash basis, on such loans for the nine months ended September 30, 2013 and 2012 was $27 and $418, respectively. Interest income recognized, substantially on a cash basis, on such loans for the three months ended September 30, 2013 and 2012 was $4 and $270, respectively.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2013 and 2012 and the 12 months ended December 31, 2012, and total investment in loans at September 30, 2013, December 31, 2012 and September 30, 2012:

	Commercial Business	Commercial Real Estate	One- to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
Nine Month Ended September 30, 2013
Allowance for loan losses:
Balance beginning of year	$326	$1,215	$731	$—	$83	$65	$2,420
Provision for loan losses	139	371	(150)	—	(17)	(26)	317
Loans charged to allowance	—	(503)	—	—	—	(13)	(516)
Recoveries of loans previously charged off	—	—	1	—	7	11	19

Balance, end of period	$465	$1,083	$582	$—	$73	$37	$2,240

Ending balance: individually evaluated for impairment	$—	$425	$112	$—	$23	$3	$563

Ending balance: collectively evaluated for impairment	$465	$658	$470	$—	$50	$34	$1,677

Loans:
Ending balance	$15,473	$38,265	$119,709	$35,382	$7,809	$4,970	$221,608

Ending balance: individually evaluated for impairment	$—	$1,195	$2,850	$—	$23	$12	$4,080

Ending balance: collectively evaluated for impairment	$15,473	$37,070	$116,859	$35,382	$7,786	$4,958	$217,528

	Commercial Business	Commercial Real Estate	One- to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
Three Months Ended September 30, 2013
Allowance for loan losses:
Balance beginning of period	$410	$1,046	$744	$—	$92	$54	$2,346
Provision for loan losses	55	287	(162)	—	(21)	(17)	142
Loans charged to allowance	—	(250)	—	—	—	(3)	(253)
Recoveries of loans previously charged off	—	—	—	—	2	3	5

Balance, end of period	$465	$1,083	$582	$—	$73	$37	$2,240

12 Months Ended December 31, 2012
Allowance for loan losses:
Balance beginning of year	$130	$624	$778	$—	$133	$89	$1,754
Provision for loan losses	196	591	248	—	(26)	9	1,018
Loans charged to allowance	—	—	(297)	—	(28)	(46)	(371)
Recoveries of loans previously charged off	—	—	2	—	4	13	19

Balance, end of period	$326	$1,215	$731	$—	$83	$65	$2,420

Ending balance: individually evaluated for impairment	$—	$610	$90	$—	$—	$3	$703

Ending balance: collectively evaluated for impairment	$326	$605	$641	$—	$83	$62	$1,717

Loans:
Ending balance	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

Ending balance: individually evaluated for impairment	$—	$4,675	$3,978	$—	$—	$21	$8,674

Ending balance: collectively evaluated for impairment	$12,505	$36,814	$118,623	$33,094	$8,564	$5,739	$215,339

Nine Months Ended September 30, 2012
Allowance for loan losses:
Balance beginning of year	$130	$624	$778	$—	$133	$89	$1,754
Provision for loan losses	96	506	273	—	(15)	(3)	857
Loans charged to allowance	—	—	(263)	—	(28)	(44)	(335)
Recoveries of loans previously charged off	—	—	2	—	2	10	14

Balance, end of period	$226	$1,130	$790	$—	$92	$52	$2,290

Ending balance: individually evaluated for impairment	$—	$425	$94	$—	$—	$3	$522

Ending balance: collectively evaluated for impairment	$226	$705	$696	$—	$92	$49	$1,768

Loans:
Ending balance	$8,327	$41,852	$122,289	$36,271	$8,730	$6,145	$223,614

Ending balance: individually evaluated for impairment	$—	$6,672	$1,884	$—	$—	$20	$8,576

Ending balance: collectively evaluated for impairment	$8,327	$35,180	$120,405	$36,271	$8,730	$6,125	$215,038

Three Months Ended September 30, 2012
Allowance for loan losses:
Balance beginning of year	$193	$974	$868	$—	$91	$60	$2,186
Provision for loan losses	33	156	(56)	—	—	22	155
Loans charged to allowance	—	—	(23)	—	—	(33)	(56)
Recoveries of loans previously charged off	—	—	1	—	1	3	5

Balance, end of period	$226	$1,130	$790	$—	$92	$52	$2,290

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The $540 decrease in the provision for loan losses at September 30, 2013 as compared to September 30, 2012 was primarily attributable to a higher amount of nonperforming loans during the first nine months of 2012.

Loans or portions of loans are charged against the allowance for loan losses when loans are determined to be uncollectible, including troubled debt restructurings. The Company evaluates the need for an allocated allowance when loans are determined to be impaired. The allocated allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Company provided an allocated allowance for loan losses of $115 and $328 to customers whose loan terms had been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at September 30, 2013 or December 31, 2012.

During the nine months ended September 30, 2013, one loan, which was previously modified during the nine months ended September 30, 2012, was modified to reduce the interest rate and to extend the interest only payment terms for 12 months. During the nine months ended September 30, 2012, one loan was modified to reduce the interest rate and to extend the interest only payment terms to 24 months. No loans were modified during the three months ended September 30, 2013 or 2012.

During the nine months ended September 30, 2013 and 2012, there were no additional allowance for loan and lease loss provisions or charge offs of principal, for loans that were classified as troubled debt restructurings at September 30, 2013 and 2012. The table below sets forth a summary of troubled debt restructurings for the nine months ended September 30, 2013 and 2012:

	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
September 30, 2013
Commercial business	—	$—	$—
Commercial real estate	—	—	—
One- to four-family	1	392	392
Mortgage warehouse	—	—	—
Home equity	—	—	—
Consumer	—	—	—

	1	$392	$392

September 30, 2012
Commercial business	—	—	—
Commercial real estate	—	—	—
One- to four-family	1	392	392
Mortgage warehouse	—	—	—
Home equity	—	—	—
Consumer	—	—	—

	1	$392	$392

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth loans that were restructured during the previous 12 months that subsequently defaulted during the nine months ended September 30, 2013 and 2012, respectively:

	Number of Contracts	Recorded Investment
September 30, 2013
Commercial business	—	$—
Commercial real estate	—	—
One- to four-family	—	—
Mortgage warehouse	—	—
Home equity	—	—
Consumer	—	—

	—	$—

September 30, 2012	—	—
Commercial business	—	—
Commercial real estate	3	1,267
One- to four-family	—	—
Mortgage warehouse	—	—
Home equity	—	—

Consumer	3	$1,267

The Bank originated $45,108 and $59,109 in loans during the nine months ended September 30, 2013 and 2012, respectively, with the intent to sell them to various correspondent lending institutions. Proceeds on sales of these loans were $52,001 and $56,930 for the nine months ended September 30, 2013 and 2012, respectively. Gains on such sales were $1,278 and $1,509 for the nine months ended September 30, 2013 and 2012, respectively. These loans were sold with servicing rights released.

Loans serviced for the benefit of others were $4,457; $1,591 and $3,216 at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Note 5. Borrowings

The Bank periodically borrows from the Federal Home Loan Bank of Dallas (the “FHLB”). At September 30, 2013, the Bank had a total of 10 such advances totaling $7,356, net of $249 in unamortized prepayment fees incurred during the third quarter of 2012. These advances have various maturities ranging from January 5, 2015 through February 2, 2023 at interest rates ranging from 0.74% to 2.33%. These FHLB advances were secured by FHLB stock, real estate loans and securities with a total value of $78,366 and the Bank had remaining credit under the FHLB advance program of $70,763 at September 30, 2013.

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

During 2012, the Bank prepaid $6,123 of advances from the FHLB that were scheduled to mature at various times during fiscal years 2013 and 2014, with a weighted-average rate of 3.46% and an average remaining term of 1.29 years. These borrowings were replaced with $6,123 of new advances from the FHLB maturing in years 2015 through 2018, with a weighted-average rate of 2.40% and an average remaining term of 4.02 years. The Bank paid $325 of prepayment fees to the FHLB in order to increase the duration and reduce the interest costs of these advances. Such fees were deferred and are being recognized in interest expense using the interest method as an adjustment to the cost of the new advances over their remaining term.

Note 6. Employee Benefits

Defined contribution plan. The Bank’s 401(k) plan covers all eligible employees, as defined therein. The Bank matches 100% of employee contributions up to 5% of employees’ salaries. The Bank made matching contributions totaling $39 and $40 during the three months ended September 30, 2013 and 2012, respectively, and matching contributions totaling $121 and $115 during the nine months ended September 30, 2013 and 2012, respectively.

The Bank had a nonqualified deferred compensation plan for the benefit of one executive officer. This plan matured and paid the executive $243 during the second quarter of 2013 and has no remaining obligation. The Bank funded its obligations pursuant to this plan with a fixed rate annuity. Expense of $19 and $35 was recorded for each of the nine months ended September 30, 2013 and 2012, respectively.

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

The table below sets forth the ESOP shares at September 30, 2013 and December 31, 2012:

	September 30,		December 31,
	2013		2012
Allocated shares	16,897		6,367
Unearned shares	121,103		131,633
Total ESOP Shares	138,000		138,000
Fair value of unearned shares (in thousands)	$2,392		$1,927
Compensation expense recognized from the release of share from ESOP (in thousands)	$92	[1]	$97	[1]

(1)	September 30, 2013 amount is for nine months; December 31, 2012 amount is for 12 months.

Share-based compensation. On May 17, 2012, the Company established the 2012 Equity Incentive Plan (the “Incentive Plan”), a long-term incentive plan under which 241,500 shares of common stock were authorized for equity-based awards. The Incentive Plan has been approved by the Company’s stockholders and is administered by the Compensation Committee of the Company’s board of directors (the “Committee”).

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The types of awards that may be granted under the Incentive Plan include stock options, restricted stock and restricted stock units. As of September 30, 2013 and September 30, 2012, 142,000 and 241,500 shares remained available for grants under the Incentive Plan. Awards under the Incentive Plan are evidenced by an award agreement that: (i) specifies the number of stock options, restricted shares or restricted stock units covered by the award; (ii) specifies the date of grant; (iii) specifies the vesting period or conditions to vesting; and (iv) contains such other terms and conditions not inconsistent with the Incentive Plan, including the effect of termination of a participant’s employment or service with the Company as the Committee may, in its discretion, prescribe. The option price for each grant must be at least equal to the fair value of a share of the Company’s common stock on the date of grant. Options are granted at such time as the Committee determines at the date of grant and in no event can the exercise period exceed a maximum of 10 years. Upon a change-in-control of the Company, as defined in the Incentive Plan, all outstanding options and non-vested stock awards and units would immediately vest.

The table below sets forth share-based compensation expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share-based compensation expense
Stock options	$22	$—	$65	$—
Restricted stock	23	—	68	—

Total compensation expense recognized	$45	$—	$133	$—

As of September 30, 2013, the Company had $748 of unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over 4.16 years.

There were no options outstanding during the first nine months of 2012. The table below sets forth a summary of stock option activity under the Incentive Plan for the nine months ended September 30, 2013:

	Number of Options	Weighted-Average Exercise Price		Aggregate Intrinsic Value
Outstanding at January 1, 2013	69,500		$15.25	$17
Granted	—		$—	$—
Exercised	—		$—	$—
Canceled	—		$—	$—

Outstanding at September 30, 2013	69,500		$15.25	$313

Vested and exercisable at September 30, 2013	—	$	NA
Vested and exercisable weighted average remaining contractual terms at September 30, 2013 (in years)	—	$	NA

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

No shares of restricted stock were outstanding during the first nine months of 2012. The table below sets forth a summary of restricted stock activity under the Incentive Plan for the nine months ended September 30, 2013:

	Number of Shares	Grant Date Weighted-Average Cost
Unvested at January 1, 2013	30,000	$15.25
Shares awarded	—	$—
Restrictions lapsed and shares released	—	$—
Canceled	—	$—

Unvested at September 30, 2013	30,000	$15.25

Note 7. Income Taxes

The table below sets forth income tax expense and the effective tax rates for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense	$141	$253	$462	$402
Effective tax rate	33.4%	31.8%	32.3%	27.6%

The differences between the statutory rate of 34.0% and the effective tax rates presented in the table above were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

There were no significant changes in deferred tax items during the nine months ended September 30, 2013, as compared to December 31, 2012.

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth the approximate amounts of these financial instruments at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Commitments to extend credit	$34,834	$22,688

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, single and multi-family residences, plant and equipment, cattle and income-producing commercial properties. At September 30, 2013, commitments to fund fixed rate loans of $17,114, including $9,529 of mortgage warehouse loans, were included in the commitments to extend credit. At December 31, 2012, commitments to fund fixed rate loans of $9,803 including $1,906 of mortgage warehouse loans, were included in the commitments to extend credit. The increase in fixed rate commitments is reflective of the growth in our mortgage warehouse lending business. Interest rates on commitments to fund fixed rate loans, including unsecured loans, ranged from 3.49% to 17.90% at September 30, 2013 and from 2.63% to 17.90% at December 31, 2012.

The Company did not incur any significant losses on its commitments for the nine months ended September 30, 2013 or 2012. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in applicable regulations) to risk-weighted assets (as defined in applicable regulation), of core capital (as defined in applicable regulations) to adjusted tangible assets (as defined in applicable regulations) and of tangible capital (as defined in applicable regulations) to tangible assets. As of September 30, 2013 and December 31, 2012, the Bank met all capital adequacy requirements to which it was subject without giving effect to the Basel III capital rules adopted by the Federal Reserve Board on July 2, 2013 and by the OCC on July 9, 2013.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

At September 30, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would have changed the Bank’s category.

During the third quarter of 2013, the Bank applied to the TDB to change its charter from a federal thrift to a Texas state bank charter and notified the Federal Reserve Board of its intention to file applications to become a member of the Federal Reserve System and for the Company to become a bank holding company. Upon approval, the Bank will operate under the name SharePlus Bank.

The table below sets forth the Bank’s capital ratios as of September 30, 2013 and December 31, 2012 (without giving effect to the final Basel III capital rules):

					Minimum to be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital to risk weighted assets	$32,443	14.24%	$18,231	8.00%	$22,789	10.00%
Tier 1 capital to risk weighted assets	30,203	13.25%	9,115	4.00%	13,673	6.00%
Tier 1 capital to assets	30,203	9.92%	12,173	4.00%	15,216	5.00%
December 31, 2012
Total capital to risk weighted assets	$32,866	15.56%	$16,894	8.00%	$21,118	10.00%
Tier 1 capital to risk weighted assets	30,446	14.42%	8,447	4.00%	12,671	6.00%
Tier 1 capital to assets	30,446	10.59%	11,497	4.00%	14,371	5.00%

Management continues to evaluate the final Basel III capital rules as they apply to the Company and the Bank, beginning in reporting periods after January 1, 2015. For the March 31, 2013 FDIC Consolidated Report of Condition and Income (the “Call Report”) filing and filings thereafter, the Federal Financial Institutions Examination Council issued supplemental instructions for the preparation of the Call Report indicating the loans obtained in a mortgage warehouse loan program that do not qualify for sale accounting should be assigned a 100% risk weight. The Bank previously assigned a risk weighting of 20% or 50% to these loans. The September 30, 2013 information presented in the table above reflects the changes included in the supplemental instructions for the Call Report while the December 31, 2012 information reflects previous Call Report instructions. Had these instructions been in place at December 31, 2012, Tier 1 capital to risk weighted assets would have been 13.34% and total capital to risk weighted assets would have been 14.40%. The change does not impact the Tier 1 capital to assets ratio.

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth the assets and liabilities reported on the consolidated balance sheet at their fair value as of September 30, 2013 and December 31, 2012 by level within the ASC 820 fair value measurement hierarchy:

	Fair Value Measurements at Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2013
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$7,124	$—	$7,124	$—
Collateralized mortgage obligations	2,764	—	2,764	—
Mortgage-backed securities	4,141	—	4,141	—
Asset-backed securities	3,012	—	3,012	—
Fixed annuity investment	1,255	—	1,255	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	1,040	—	—	1,040
OREO	157	—	—	157
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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

For the nine months ended September 30, 2013 and the year ended December 31, 2012, loans with principal balances of $1,603 and $5,071, respectively, were re-measured and additional provisions for losses of $563 and $703, respectively, were recorded.

There were no transfers into or out of Level 3 categorization for the periods presented.

The table below sets forth Level 3 assets measured at fair value on a non-recurring basis at September 30, 2013 and the significant unobservable inputs used in the fair value measurements:

Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range (Weighted Average)
Impaired loans	$770	Income method	Capitalization rate	Commercial real estate	6.5%
Impaired loans	$265	Comparable sales	Adjustments for differences between comparable sales	One-to-four family	(6)%-16%
Impaired loans	$5	Collateral method	NA	Consumer	N/A

Note 11. Fair Value of Financial Instruments

The table below sets forth the estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$48,405	$48,405	$23,933	$23,933
Level 2 inputs:
Securities available for sale	17,041	17,041	15,713	15,713
Fixed annuity investment	1,255	1,255	1,223	1,223
Federal Home Loan Bank stock	440	N/A	1,099	N/A
Restricted stock	50	N/A	50	N/A
Accrued interest receivable	774	774	724	724
Level 3 inputs:
Loans and loans held for sale	221,788	221,205	229,578	229,219
Financial liabilities:
Level 2 inputs:
Deposits	263,056	257,983	232,340	232,530
Accrued interest payable	34	34	9	9
Borrowings	7,356	6,941	20,316	20,334
Commitments to extend credit	—	—	—	—

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

Securities. See “Note 10 - Fair Value Measurements” for additional information related to methods and assumptions used to estimate fair values for securities. It was not practicable to determine the fair value of FHLB stock and other restricted securities due to restrictions on the transferability of such securities.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition at September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of SP Bancorp, Inc. (“SP Bancorp” “we,” “us” or the “Company”). The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part 1, Item 1 of this quarterly report on Form 10-Q for the period ended September 30, 2013 (this “Quarterly Report”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements regarding our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	statements regarding our risks and future costs and benefits.

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

As of September 30, 2013, we had $305 million of total assets, $222 million of loans, net, including loans held for sale, $263 million of deposits and $33 million of total stockholders’ equity on a consolidated basis.

For the three months ended September 30, 2013, we had $281,000 of net income, compared to $542,000 of net income for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we had $970,000 of net income, compared to $1,056,000 of net income for the nine months ended September 30, 2012. The decrease in net income during the three and nine months ended September 30, 2013 resulted primarily from a decrease in net interest income and a decrease in noninterest income. These decreases were partially offset by a decrease in the provision for loan losses and a decrease in noninterest expense. Income taxes also decreased for the three months ended September 30, 2013 when compared to the same period in 2012.

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

Critical Accounting Policies. There have been no material changes to the critical accounting policies disclosed in the Company’s Form 10-K.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Summary of Selected Balance Sheet Data

	September 30,	December 31,	Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Total assets	$305,481	$288,121	$17,360	6.03%
Total cash and cash equivalents	48,405	23,933	24,472	102.25
Securities available for sale, at fair value	17,041	15,713	1,328	8.45
Loans held for sale	1,675	7,290	(5,615)	(77.02)
Loans, net	220,113	222,288	(2,175)	(0.98)
Other real estate owned	157	1,477	(1,320)	(89.37)
Premises and equipment, net	4,115	4,249	(134)	(3.15)
Federal Home Loan Bank of Dallas stock	440	1,099	(659)	(59.96)
Bank-owned life insurance	7,621	7,439	182	2.45
Other assets (1)	5,914	4,633	1,281	27.65
Deposits	263,056	232,340	30,716	13.22
Borrowings	7,356	20,316	(12,960)	(63.79)
Stockholders’ equity	32,990	33,040	(50)	(0.15)

(1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets increased $17.4 million to $305.5 million at September 30, 2013. The increase in total assets was driven by increases in customer deposits that were reinvested in cash and cash equivalents and in securities and used to reduce borrowings.

Net loans, including loans held for sale, decreased $7.8 million to $221.8 million at September 30, 2013. All loan categories with the exception of commercial business loans and mortgage warehouse loans decreased. Commercial business loans and mortgage warehouse loans increased as a result of higher loan production from new and existing customers.

Other real estate owned (“OREO”) decreased $1.3 million due to the sale of previously foreclosed real estate.

Deposits increased $30.7 million to $263.1 million at September 30, 2013. Driven mostly by certificates of deposits, deposits increased as a result of inflows from both new and existing customers. This increase was partially the result of a local advertising campaign designed to lengthen our CD maturities.

Advances from the Federal Home Loan Bank of Dallas (the “FHLB”) decreased $13.0 million to $7.4 million at September 30, 2013 due to increased deposits and the corresponding payoffs of advances.

The decline in stockholders’ equity was primarily due to the repurchase of 55,800 shares of our common stock during the third quarter of 2013, partially offset by $970,000 of net income for the nine months ended September 30, 2013.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. We recorded $281,000 of net income for the three months ended September 30, 2013, compared to $542,000 of net income for the same period in 2012. Net interest income was $2.4 million for the three months ended September 30, 2013, decreasing $221,000 as compared to the same period in 2012. The provision for loan losses decreased $13,000, noninterest income decreased $400,000, noninterest expense decreased $235,000 and income taxes decreased $112,000 for the three months ended September 30, 2013, as compared to the same period in 2012.

Summary of Net Interest Income

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$2,659	$2,832	$(173)	(6.11)%
Securities - taxable	4	52	(48)	(92.31)
Securities - nontaxable	32	16	16	100.00
Other interest - earning assets	51	37	14	37.84

Total interest income	2,746	2,937	(191)	(6.50)

Interest expense:
Savings deposits	5	9	(4)	(44.44)
Money market	16	19	(3)	(15.79)
Demand deposit accounts	18	17	1	5.88
Certificates of deposit	303	235	68	28.94

Total deposits	342	280	62	22.14
Borrowings	41	73	(32)	(43.84)

Total interest expense	383	353	30	8.50

Net interest income	$2,363	$2,584	$(221)	(8.55)%

Summary of Average Yields, Average Rates and Average Balances

Average Yields and Rates

	Three Months Ended September 30,		Increase/ (Decrease) in
	2013	2012	basis points
Loans	4.80%	4.93%	(0.13)
Securities - taxable	0.15	1.41	(1.26)
Securities - nontaxable	3.01	3.53	(0.52)
Other interest - earning assets including FHLB Stock	0.40	0.52	(0.12)
Total interest-earning assets	3.82	4.26	(0.44)
Savings deposits	0.05	0.09	(0.04)
Money market	0.18	0.19	(0.01)
Demand deposit accounts	0.13	0.13	—
Certificates of deposits	1.21	1.20	0.01
Total deposits	0.59	0.53	0.06
Borrowings	2.23	1.22	1.01
Total interest-bearing liabilities	0.64	0.60	0.04
Net interest rate spread	3.18	3.66	(0.48)
Net interest margin	3.28	3.75	(0.47)

Average Balances

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Loans	$221,610	$229,991	$(8,381)	(3.64)%
Securities - taxable	10,556	14,768	(4,212)	(28.52)
Securities - nontaxable	4,251	1,812	2,439	134.60
Other interest earning assets	51,456	29,080	22,376	76.95

Total interest earning assets	287,873	275,651	12,222	4.43

Savings deposits	39,144	38,358	786	2.05
Money market deposits	35,111	40,045	(4,934)	(12.32)
Demand deposit accounts	56,084	53,284	2,800	5.25
Certificates of deposit	100,476	78,256	22,220	28.39

Total deposits	230,815	209,943	20,872	9.94
Borrowings	7,348	23,996	(16,648)	(69.38)

Total interest bearing liabilities	238,163	233,939	4,224	1.81

Net interest-earning assets	$49,710	$41,712	$7,998	19.17

Interest Income. Interest and fees on loans decreased for the three months ended September 30, 2013 due to lower loan balances and lower average yields on the Bank’s loan portfolio.

Interest income on taxable securities decreased for the three months ended September 30, 2013 due primarily to an increase in amortization associated with accelerated prepayments on certain securities.

Interest Expense. Interest expense on deposits increased for the three months ended September 30, 2013 due to growth in average deposit balances as well as increases in the average cost of deposits. The average rate we paid on deposits increased during the third quarter of 2013, as certificates of deposit represented a larger percentage of our deposits. Interest expense on borrowings decreased due to lower levels of borrowing.

Net Interest Income. Net interest income decreased for the three months ended September 30, 2013 as compared to the same period in 2012, primarily due to a decrease in our interest rate spread to 3.18% from 3.66%, as well as a 47 basis point decrease in our net interest margin to 3.28% from 3.75%.

Provision for Loan Losses. We recorded a provision for loan losses of $142,000 for the three months ended September 30, 2013, compared to $155,000 for the same period in 2012. The decrease in the provision for loan losses was primarily attributable to a lower amount of nonperforming loans in the third quarter of 2013, as well as improvements in the economy, which are factored into our allowance for loan loss methodology.

Summary of Noninterest Income

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Noninterest income:
Service charges	$257	$290	$(33)	(11.38)%
Gain on sale of securities available for sale	15	128	(113)	(88.28)
Gain on sale of mortgage loans	303	630	(327)	(51.90)
Mortgage warehouse fees	114	60	54	90.00
Increase in cash surrender of bank owned life insurance	59	67	(8)	(11.94)
Other	73	46	27	58.70

Total noninterest income	$821	$1,221	$(400)	(32.76)%

Noninterest Income. Noninterest income decreased primarily due to lower gains on sale of mortgage loans and lower gains on sale of securities recognized in the third quarter of 2013, as compared to the same period in 2012. These decreases were partially offset by an increase in mortgage warehouse fees.

Summary of Noninterest Expense

	Three Months Ended September 30,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$1,440	$1,650	$(210)	(12.73)%
Occupancy costs	259	262	(3)	(1.15)
Equipment expense	35	32	3	9.38
Data processing expense	177	146	31	21.23
ATM expense	86	83	3	3.61
Professional and outside services	355	336	19	5.65
Stationary and supplies	17	19	(2)	(10.53)
Marketing	44	49	(5)	(10.20)
FDIC insurance assessments	39	63	(24)	(38.10)
Provision for losses on other real estate owned	26	11	15	136.36
Operations from other real estate owned	(17)	21	(38)	(180.95)
Other expense	159	183	(24)	(13.11)

Total noninterest expense	$2,620	$2,855	$(235)	(8.23)%

Noninterest Expense. Noninterest expense decreased primarily due to a lower compensation and benefits expense recognized in the third quarter of 2013, as compared to the same period in 2012. The decrease in compensation and benefits expense was a result of lower mortgage commission expense and lower bonus expense. These decreases were partially offset by higher salary levels and share-based compensation expense and increased costs associated with our addition of personnel in the Bank’s commercial lending department. Data processing expense increased due to on-going costs associated with new products implemented during the first quarter of 2013. Professional and outside services costs increased due to $100,000 of expense incurred related to our planned conversion to a state bank charter, which were partially offset by lower audit and outside consulting fees. FDIC insurance assessments decreased due to a lower assessment rate. The decline in operations from other real estate owned reflected the reversal of $22,000 accrued in a previous period.

Income Tax Expense. We recorded $141,000 of income tax expense for the three months ended September 30, 2013, compared to $253,000 of income tax expense for the same period in 2012. Our effective tax rate was 33.4% for the three months ended September 30, 2013, compared to 31.8% for the three months ended September 30, 2012. The differences between the statutory rate of 34.0% and the effective tax rates were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

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

	Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$221,610	$2,659	4.80%	$229,991	$2,832	4.93%
Securities - taxable	10,556	4	0.15	14,768	52	1.41
Securities - nontaxable	4,251	32	3.01	1,812	16	3.53
Other interest-earning assets	51,017	51	0.40	27,857	36	0.52
FHLB of Dallas stock	439	—	—	1,223	1	0.33

Total interest-earning assets	287,873	2,746	3.82	275,651	2,937	4.26
Noninterest-earning assets	15,505			17,530

Total assets	$303,378			$293,181

Interest-bearing liabilities:
Savings deposits	$39,144	5	0.05	$38,358	9	0.09
Money market	35,111	16	0.18	40,045	19	0.19
Demand deposit accounts	56,084	18	0.13	53,284	17	0.13
Certificates of deposit	100,476	303	1.21	78,256	235	1.20

Total deposits	230,815	342	0.59	209,943	280	0.53
Borrowings	7,348	41	2.23	23,996	73	1.22

Total interest-bearing liabilities	238,163	383	0.64	233,939	353	0.60
Noninterest-bearing liabilities	31,423			26,406

Total liabilities	269,586			260,345
Equity	33,792			32,836

Total liabilities and equity	$303,378			$293,181

Net interest income		$2,363			$2,584

Net interest rate spread (2)			3.18%			3.66%
Net interest-earning assets (3)	$49,710			$41,712

Net interest margin (4)			3.28%			3.75%
Average of interest-earning assets to interest-bearing liabilities			120.87%			117.83%

(1)	Yields and rates for the three months ended September 30, 2013 and 2012 are annualized.
(2)	Net interest- rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General. We recorded $970,000 of net income for the nine months ended September 30, 2013, compared to $1,056,000 of net income for the same period in 2012. Net interest income was $7.3 million for the nine months ended September 30, 2013, decreasing $336,000 as compared to the same period in 2012. The provision for loan losses decreased $540,000, noninterest income decreased $642,000 and noninterest expense decreased $412,000 for the nine months ended September 30, 2013 as compared to the same period in 2012.

Summary of Net Interest Income

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$8,155	$8,421	$(266)	(3.16)%
Securities - taxable	3	135	(132)	(97.78)
Securities - nontaxable	70	92	(22)	(23.91)
Other interest - earning assets	139	104	35	33.65

Total interest income	8,367	8,752	(385)	(4.40)

Interest expense:
Savings deposits	14	36	(22)	(61.11)
Money market	50	61	(11)	(18.03)
Demand deposit accounts	56	53	3	5.66
Certificates of deposit	801	704	97	13.78

Total deposits	921	854	67	7.85
Borrowings	127	243	(116)	(47.74)

Total interest expense	1,048	1,097	(49)	(4.47)

Net interest income	$7,319	$7,655	$(336)	(4.39)%

Summary of Average Yields, Average Rates and Average Balances

Average Yields and Rates

	Nine Months Ended September 30,		Increase/ (Decrease) in
	2013	2012	basis points
Loans	4.82%	5.03%	(0.21)
Securities - taxable	0.03	1.26	(1.23)
Securities - nontaxable	2.94	3.40	(0.46)
Other interest - earning assets including FHLB Stock	0.46	0.54	(0.08)
Total interest-earning assets	3.96	4.37	(0.41)
Savings deposits	0.05	0.13	(0.08)
Money market	0.18	0.21	(0.03)
Demand deposit accounts	0.13	0.13	—
Certificates of deposits	1.16	1.25	(0.09)
Total deposits	0.55	0.56	(0.01)
Borrowings	1.47	1.30	0.17
Total interest-bearing liabilities	0.59	0.64	(0.05)
Net interest rate spread	3.37	3.73	(0.36)
Net interest margin	3.47	3.82	(0.35)

Average Balances

	Nine Months Ended September 30,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Loans	$225,579	$223,217	$2,362	1.06%
Securities - taxable	11,818	14,287	(2,469)	(17.28)
Securities - nontaxable	3,179	3,604	(425)	(11.79)
Other interest earning assets	40,886	26,211	14,675	55.99

Total interest earning assets	281,462	267,319	14,143	5.29

Savings deposits	38,452	36,639	1,813	4.95
Money market deposits	36,453	38,943	(2,490)	(6.39)
Demand deposit accounts	57,647	53,975	3,672	6.80
Certificates of deposit	92,136	74,958	17,178	22.92

Total deposits	224,688	204,515	20,173	9.86
Borrowings	11,525	25,008	(13,483)	(53.91)

Total interest bearing liabilities	236,213	229,523	6,690	2.91

Net interest-earning assets	$45,249	$37,796	$7,453	19.72

Interest Income. Interest and fees on loans decreased for the nine months ended September 30, 2013 due to lower average yields on the Bank’s loan portfolio. The decrease in interest income related to lower yields was partially offset by loan growth.

Interest income on taxable securities decreased for the nine months ended September 30, 2013 due primarily to an increase in amortization associated with accelerated prepayments on certain securities.

Interest Expense. Interest expense on deposits increased for the nine months ended September 30, 2013 as the growth in average deposit balances more than offset the decrease in the average cost of deposits. The average rate we paid on deposits decreased as we were able to reprice our deposits downward in the declining interest rate environment. Interest expense on borrowings decreased due to lower levels of borrowing.

Net Interest Income. Net interest income decreased for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to a decrease in our interest rate spread to 3.37% from 3.73%.

Provision for Loan Losses. We recorded a provision for loan losses of $317,000 for the nine months ended September 30, 2013, compared to $857,000 for the same period in 2012. The decrease in the provision for loan losses was primarily attributable to a lower amount of nonperforming loans in the first nine months of 2013 and improvements in the economy, which are factored into our allowance for loan loss methodology.

Summary of Noninterest Income

	Nine Months Ended September 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Service charges	$799	$858	$(59)	(6.88)%
Gain on sale of securities available for sale	29	628	(599)	(95.38)
Gain on sale of mortgage loans	1,278	1,509	(231)	(15.31)
Mortgage warehouse fees	310	148	162	109.46
Increase in cash surrender of bank owned life insurance	182	180	2	1.11
Other	207	124	83	66.94

Total noninterest income	$2,805	$3,447	$(642)	(18.62)%

Noninterest Income. Noninterest income decreased primarily due to gains on securities available for sale that were recognized in the first nine months of 2012 and not repeated in the first nine months of 2013. Noninterest income also decreased due to declines in the gain on sale of mortgage loans due to lower volumes, declines in service charges as a result of lower non-sufficient funds charges and other deposit fees driven by new regulations related to overdraft protection programs. These decreases were partially offset by an increase in mortgage warehouse fees. Other noninterest income increased due to fees generated on investment sales and gains on disposals of OREO.

Summary of Noninterest Expense

	Nine Months Ended September 30,		Increase/
	2013	2012	(Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$4,743	$4,610	$133	2.89%
Occupancy costs	740	758	(18)	(2.37)
Equipment expense	104	156	(52)	(33.33)
Data processing expense	514	416	98	23.56
ATM expense	285	239	46	19.25
Professional and outside services	1,040	1,014	26	2.56
Stationary and supplies	58	70	(12)	(17.14)
Marketing	152	159	(7)	(4.40)
FDIC insurance assessments	161	162	(1)	(0.62)
Provision for losses on other real estate owned	69	255	(186)	(72.94)
Operations from other real estate owned	32	87	(55)	(63.22)
Other expense	477	861	(384)	(44.60)

Total noninterest expense	$8,375	$8,787	$(412)	(4.69)%

Noninterest Expense. Noninterest expense decreased for the nine months ended September 30, 2013, primarily as a result of a provision for losses on OREO and a provision for loss on a fraudulent wire transfer transaction that were recognized in the second quarter of 2012 and not repeated in 2013. These decreases were partially offset by an increase in compensation and benefits.

Compensation and benefits expense increased due to higher salary levels, our addition of personnel in the Bank’s commercial lending department and increased share-based compensation expense. Data processing expense increased due to one-time costs associated with new products as well as the on-going cost of these products. ATM expense increased following the deployment of new ATM equipment to branches that were closed and converted to limited service locations. Equipment expense decreased as a result of cost cutting efforts by management to lower equipment maintenance costs. Operations from OREO decreased due to reductions in holding costs related to OREO during the nine months ended September 30, 2013. Other noninterest expense decreased as a result of a wire transfer fraud that occurred during the first quarter of 2012, resulting in $278,000 in expense being recorded during the nine months ended September 30, 2012, which was not repeated in 2013.

Income Tax Expense. We recorded $462,000 of income tax expense for the nine months ended September 30, 2013, compared to $402,000 of income tax expense for the same period in 2012. Our effective tax rate was 32.3% for the nine months ended September 30, 2013, compared to 27.6% for the nine months ended September 30, 2012. The differences between the statutory rate of 34.0% and the effective tax rates were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

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

	Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$225,579	$8,155	4.82%	$223,217	$8,421	5.03%
Securities - taxable	11,818	3	0.03	14,287	135	1.26
Securities - nontaxable	3,179	70	2.94	3,604	92	3.40
Other interest-earning assets	40,076	137	0.46	24,794	100	0.54
FHLB of Dallas stock	810	2	0.33	1,417	4	0.38

Total interest-earning assets	281,462	8,367	3.96	267,319	8,752	4.37
Noninterest-earning assets	16,570			17,219

Total assets	$298,032			$284,538

Interest-bearing liabilities:
Savings deposits	$38,452	14	0.05	$36,639	36	0.13
Money market	36,453	50	0.18	38,943	61	0.21
Demand deposit accounts	57,647	56	0.13	53,975	53	0.13
Certificates of deposit	92,136	801	1.16	74,958	704	1.25

Total deposits	224,688	921	0.55	204,515	854	0.56
Borrowings	11,525	127	1.47	25,008	243	1.30

Total interest-bearing liabilities	236,213	1,048	0.59	229,523	1,097	0.64
Noninterest-bearing liabilities	28,282			22,000

Total liabilities	264,495			251,523
Equity	33,537			33,015

Total liabilities and equity	$298,032			$284,538

Net interest income		$7,319			$7,655

Net interest rate spread (2)			3.37%			3.73%
Net interest-earning assets (3)	$45,249			$37,796

Net interest margin (4)			3.47%			3.82%
Average of interest-earning assets to interest-bearing liabilities			119.16%			116.47%

(1)	Yields and rates for the nine months ended September 30, 2013 and 2012 are annualized.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the FHLB and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the nine months ended September 30, 2013 and 2012, our liquidity ratio averaged 18.4% and 12.9%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013 and for the next 12 months.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $48.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $17.0 million at September 30, 2013.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in our unaudited consolidated financial statements and the notes thereto, appearing in Part 1, Item 1 of this Quarterly Report.

At September 30, 2013, we had $34.8 million in loan commitments outstanding, including $29.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2013 totaled $42.5 million, or 16.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including asset sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We also have the ability to attract and retain deposits by increasing the interest rates offered.

Our primary investing activity is originating loans. During the nine months ended September 30, 2013 and 2012, we originated $145.1 million and $135.1 million of loans, respectively. We also purchased $8.0 million and $12.6 million of securities during the nine months ended September 30, 2013 and 2012, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We had a net increase of $30.7 million in total deposits for the nine months ended September 30, 2013, and a net increase of $24.9 million in total deposits for the nine months ended September 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. We have entered into borrowing agreements with the FHLB, which provide us with an additional source of funds to the extent that we require funds beyond what we generate through operations. FHLB advances decreased $13.0 million from December 31, 2012, to $7.4 million at September 30, 2013. Historically, advances from the FHLB have been used primarily to fund loan demand. At September 30, 2013, we had the ability to borrow up to $78.4 million from the FHLB.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Bank was in compliance with all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Note 9 — Regulatory Matters” of the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

On August 5, 2013, our board of directors approved a stock repurchase program (the “Repurchase Program”) pursuant to which we are authorized to repurchase up to 5% of our then issued and outstanding shares of common stock, or approximately 81,937 shares of common stock. Management’s decision to repurchase shares is subject to various factors including general market conditions, the availability and/or trading price of our common stock, alternative uses for capital, our financial performance and liquidity, and other factors that may be relevant at the time of such decision. In connection with the Repurchase Program, during the third quarter of 2013, the Bank paid a dividend of $1.0 million to the Company and during October 2013, the Bank paid a dividend of $350,000 to the Company During the third quarter of 2013, we repurchased and retired 55,800 shares of our common stock.

Classified Loans

At September 30, 2013 we had nine loans and at December 31, 2012, we had 13 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings. At September 30, 2013, these nine loans, with an aggregate balance of $1.3 million, were collateralized by one- to four-family residential mortgage and consumer loans of borrowers who have, on occasion, been late with scheduled payments. At December 31, 2012, 12 of these loans, with an aggregate balance of $2.0 million were collateralized by one- to four-family residential mortgage loans of borrowers who have, on occasion, been late with scheduled payments. One of these loans was a commercial real estate land loan totaling $0.2 million impacted by slow leasing activity and rental rates below original projections at the time of origination.

Troubled Debt Restructurings

Troubled debt restructurings are defined to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable to the creditor than current market rates and terms. To maximize our cash flows, we periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At September 30, 2013, we had $1.5 million of troubled debt restructurings comprised of two consumer loans totaling $10,000 and four one- to four-family residential mortgage loans totaling $1.5 million. Of this $1.5 million in troubled debt restructurings, one loan totaling $175,000 was past due greater than 90 days. At December 31, 2012, we had $4.9 million of troubled debt restructurings comprised of two commercial real estate loans totaling $3.1 million (which were sold in the first and second quarters of 2013), four consumer loans totaling $21,000 and five residential loans totaling $1.8 million (one of which totaling $343,000 was foreclosed on in the first quarter of 2013.). Of this $4.9 million in troubled debt restructurings, two loans totaling $0.2 million were past due between 30-89 days.

Nonperforming Assets

Nonperforming Loans. At September 30, 2013 and December 31, 2012, our nonaccrual loans totaled $3.3 and $8.0 million, respectively. At September 30, 2013, nonaccrual loans consisted of 10 one- to four-family loans totaling $2.1 million with $112,000 in allocated allowances, one home equity loan totaling $23,000 with $23,000 in allocated reserves, two consumer loans totaling $9,000 with $3,000 in allocated allowances, and one commercial real estate loan totaling $1.2 million with $425,000 in allocated allowances. The commercial real estate loan remained current at September 30, 2013. At December 31, 2012, nonaccrual loans consisted of seven one- to four-family residential mortgage loans totaling $3.3 million with $90,000 in allocated allowances, two consumer loans totaling $15,000 with $3,000 in allocated allowances and three commercial real estate loans totaling $4.7 million with $610,000 in allocated allowances.

For the nine months ended September 30, 2013, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $131,000. Interest income recognized on such loans for the nine months ended September 30, 2012 was $27,000.

OREO and Other Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. When property is acquired it is recorded at its fair value less the cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At September 30, 2013, we had $157,000 in OREO and other repossessed assets, consisting of four one- to four-family residential properties. At December 31, 2012, we had $1.5 million in OREO, consisting entirely of acquired commercial real estate. The decrease in OREO reflects the sale in the second quarter of 2013 of that property.

Classification of Assets

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of September 30, 2013, we had $106,000 of assets designated as special mention. As of December 31, 2012, we had $157,000 of assets designated as special mention.

When we classify assets as either substandard, nonaccrual or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency (the “OCC”), which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. Based on our review of our assets at September 30, 2013, substandard assets consisted of loans of $5.2 million, with an allocated reserve of $563,000 and OREO of $157,000. There were no doubtful or loss assets at September 30, 2013. On the basis of our review of our assets at December 31, 2012, substandard assets consisted of loans of $10.2 million, with an allocated reserve of $703,000 and OREO of $1.5 million. There were no doubtful or loss assets at December 31, 2012.

As of September 30, 2013, our largest substandard asset was a commercial real estate loan of $1.2 million secured by a retail property. Although currently performing as agreed, the loan was classified as substandard due to the property’s current condition.

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

The allowance for loan losses decreased $180,000, or 7.4%, to $2.2 million at September 30, 2013 from $2.4 million at December 31, 2012. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, decreased to 1.00% at September 30, 2013 as compared to 1.05% at December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans increased to 67.49% at September 30, 2013 from 30.2% at December 31, 2012. The decrease in the allowance for loan losses was attributable primarily to a reduction in the amount of nonperforming loans and improving economic conditions, which are factored into our allowance for loan loss methodology.

Nonperforming loans decreased to $3.3 million at September 30, 2013 from $8.0 million at December 31, 2012. Nonaccrual loans consisted of 10 one- to four-family residential mortgage loans totaling $2.1 million with $112,000 in allocated allowances, one home equity loan totaling $23,000 with $23,000 in allocated reserves, one commercial real estate loan totaling $1.2 million with $425,000 in allocated allowances and two consumer loans totaling $9,000 with an allocated allowance of $3,000. The commercial real estate loan was current at September 30, 2013. Impaired loans with an allowance for loan losses were $1.6 million at September 30, 2013. Impaired loans without an allowance for loan losses were $2.5 million at September 30, 2013.

Appraisals are generally obtained when market conditions change, annually for criticized loans and at the time a loan becomes impaired. The appraisals are performed by a rotating list of independent, certified appraisers to obtain fair values on non-homogenous loans secured by real estate.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.

There were no changes in our nonaccrual policy during the nine months ended September 30, 2013 or 2012. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or any such loan becomes 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of September 30, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Company’s Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2013, we made the following purchases of our common stock pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicaly Announced Program or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 2013	55,800	$19.76	55,800	26,137

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

SP BANCORP, INC.

Date: November 6, 2013	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: November 6, 2013	/s/ Suzanne C. Salls
Suzanne C. Salls
Executive Vice President and Chief Financial Officer