Form 10-K
period 2013-12-31
SP Bancorp, Inc.
filed 2014-02-28
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2013.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, as reported by the Nasdaq Stock Market, was approximately $28.6 million.

As of February 27, 2014, there were issued and outstanding 1,602,563 shares of the Registrant’s Common Stock.

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

PART I

ITEM 1. Business

SP Bancorp, Inc.

SP Bancorp, Inc., a Maryland corporation (the “Company”) is a bank holding company and the parent of SharePlus Bank, a Texas chartered state bank (the “Bank”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In December 2013, the Bank received approval from the Texas Department of Banking (the “Department”) to convert its charter to a Texas state bank charter and became a member of the Federal Reserve and the Company became a bank holding company. With these changes, the Department and the Federal Reserve are the primary regulators of the Bank and the Company is regulated by the Federal Reserve as a bank holding company. The Bank is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”). When using the terms “we,” “us,” “our,” or the “Company,” we are referring to SP Bancorp and the Bank on a consolidated basis.

As of December 31, 2013, we had $304.0 million of total assets, $220.1 million of loans, net, including loans held for sale, $261.3 million of deposits and $32.8 million of total stockholders’ equity on a consolidated basis.

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

SharePlus Bank

The Bank is a Texas chartered bank headquartered in Plano, Texas. The Bank was originally chartered in 1958 as a federal credit union serving the employees and family members of Frito-Lay, Inc. Over the years and through a series of mergers, the credit union also grew to serve the employees and family members of YUM! Brands, Inc., A&W Restaurants, Inc., KFC Corporation, Long John Silver’s, Inc., Pizza Hut, Inc., Taco Bell Corporation, and various PepsiCo divisions, as well as dozens of other companies that provided banking services to their employees. Throughout this Annual Report these companies are sometimes referred to as our former sponsor companies.

The Bank operates as a full-service commercial bank, providing services that include the acceptance of checking and savings deposits, the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. In addition to the Bank’s home office in Plano, Texas, the Bank has three branches as of December 31, 2013: one located near downtown Dallas, Texas; one located near the Bank’s headquarters in Plano, Texas; and one located in Louisville, Kentucky. In June 2013, the Bank closed its Irvine, California branch, and in March 2013, the Bank closed one of its branches located in Louisville, Kentucky, but an agency office remains there.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage loans secured by residential real estate, home equity loans and lines of credit, commercial real estate loans, consumer loans (consisting primarily of automobile loans) and commercial business loans. At December 31, 2013, $190.8 million, or 86.2% of our total loan portfolio was comprised of residential and commercial real estate loans. We also offer brokerage services for the purchase and sale of non-deposit investment and insurance products through a third-party brokerage arrangement.

The majority of our residential and commercial real estate loans are originated through our Texas branch network and are collateralized by properties within this market area. Additionally, we are a preferred lender through various employee loan programs and executive relocation loan programs for certain of our former sponsor companies. As a result of these programs a portion of our residential real estate loan portfolio is collateralized by properties outside of our Texas market area.

We also invest in investment securities, primarily consisting of government sponsored mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae and Freddie Mac, and to a lesser extent, municipal obligations, small business administration obligations and agency bonds.

We offer a variety of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit.

Forward Looking Statements

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

Because of these and a wide variety of other uncertainties, our future results may be materially different from the results indicated by these forward-looking statements. See “Risk Factors” for additional risks and uncertainties that may affect our business.

Market Areas

Our primary market area consists of the communities located in the Dallas-Fort Worth-Arlington metropolitan statistical area, which includes the cities of Plano and Dallas and Collin County and Dallas County. This region is also known as the “Dallas-Fort Worth Metroplex” or the “DFW Metroplex” and encompasses 12 counties in North Texas. The city of Plano is a suburb north of Dallas and is one of the largest cities in Texas.

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

In addition to serving the DFW Metroplex, we also serve retail customers (primarily employees of our former sponsor companies) through one branch office and one agency office located in Louisville, Kentucky. Louisville is the largest city in the state of Kentucky and is home to the University of Louisville and many major corporations and organizations.

Competition

We face intense competition in our market areas, both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Many of our competitors have greater name recognition and market presence and offer certain services that we do not or cannot provide. Our deposit sources are primarily concentrated in the communities surrounding our banking offices, located in the Dallas-Fort Worth Metroplex and surrounding communities in North Texas.

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

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
One-to-four-family residential	$121,222	54.74%	$129,891	56.16%	$142,956	65.35%	$143,929	73.38%	$125,418	72.96%
Mortgage warehouse	31,550	14.25	33,094	14.30	12,541	5.73	—	—	—	—
Home Equity (1)	8,942	4.04	8,564	3.70	9,612	4.40	10,112	5.15	8,996	5.23
Commercial real estate	38,055	17.18	41,489	17.94	38,348	17.53	29,303	14.94	22,615	13.16
Consumer Loans:
Automobile and other vehicles	2,821	1.27	3,451	1.49	5,321	2.43	7,195	3.67	9,892	5.75
Signature (2)	1,213	0.55	1,341	0.58	1,711	0.78	1,806	0.92	2,072	1.21
Other (3)	714	0.32	968	0.42	1,286	0.59	1,334	0.68	1,536	0.89
Commercial business loans	16,932	7.65	12,505	5.41	6,986	3.19	2,473	1.26	1,369	0.80

Total loans	$221,449	100.00%	$231,303	100.00%	$218,761	100.00%	$196,152	100.00%	$171,898	100.00%

Other items:
Premiums on mortgage pools (4)	55		66		71		106		51
Deferred loan origination costs, net	691		629		494		532		458
Allowance for loan losses	(2,069)		(2,420)		(1,754)		(2,136)		(940)

Total loans, net	$220,126		$229,578		$217,572		$194,654		$171,467

(1)	Includes home equity loans, home equity lines of credit and home improvement loans.
(2)	Signature loans are unsecured.
(3)	Includes loans on recreational vehicles, boats, certificates of deposit and other securities and other secured loans.
(4)	Represents the premium over par value paid for purchased loans. The premium is amortized on a monthly basis as an adjustment to yield.

Loan Portfolio Maturities and Yields. The table below sets forth the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to-four family residential		Mortgage warehouse		Home equity
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2014	$2	7.33%	$31,550	5.37%	$12	6.98%
2015	863	4.64%	—	—%	90	6.65%
2016	273	6.91%	—	—%	37	7.46%
2017 - 2018	1,483	6.41%	—	—%	176	7.19%
2019 - 2023	1,311	7.23%	—	—%	1,379	6.63%
2024 - 2028	7,249	4.66%	—	—%	1,720	6.69%
2029 and beyond	110,041	4.40%	—	—%	5,528	4.33%

Total loans	$121,222	4.48%	$31,550	5.37%	$8,942	5.23%

	Commercial real estate		Automobile and other vehicles		Signature
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2014	$5,863	5.94%	$132	5.93%	$34	4.71%
2015	2,430	5.54%	501	5.16%	90	11.82%
2016	4,843	4.78%	699	5.10%	122	11.81%
2017 - 2018	12,123	4.95%	1,248	4.39%	78	11.30%
2019 - 2023	12,635	4.95%	241	3.49%	29	9.45%
2024 - 2028	—	—%	—	—%	3	14.00%
2029 and beyond	161	6.50%	—	—%	857	10.77%

Total loans	$38,055	5.13%	$2,821	4.70%	$1,213	10.79%

	Other		Commercial business loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2014	$161	3.69%	$5,574	5.45%	$43,328	5.46%
2015	137	4.57%	2,182	4.77%	6,293	5.21%
2016	89	5.05%	1,866	5.10%	7,929	5.08%
2017 - 2018	98	4.84%	5,597	6.08%	20,803	5.37%
2019 - 2023	157	6.77%	1,713	6.30%	17,465	5.39%
2024 - 2028	—	—%	—	—%	8,972	5.05%
2029 and beyond	72	5.75%	—	—%	116,659	4.45%

Total loans	$714	5.07%	$16,932	5.62%	$221,449	4.88%

The table below sets forth fixed- and adjustable-rate loans at December 31, 2013 contractually due after December 31, 2014:

	Fixed	Adjustable	Total
	(in thousands)
Mortgage loans:
One- to four-family residential	$37,094	$84,126	$121,220
Mortgage warehouse	—	—	—
Home equity	2,857	6,074	8,931
Commercial real estate	19,527	12,666	32,193
Consumer Loans:
Automobile and other vehicles	2,690	—	2,690
Signature	964	215	1,179
Other	553	—	553
Commercial business loans	7,095	4,263	11,358

Total loans	$70,780	$107,344	$178,124

One- to Four-Family Residential Mortgage and Mortgage Warehouse Loans. At December 31, 2013, $152.8 million, or 69.0% of our total loan portfolio, consisted of one- to four-family residential mortgage and mortgage warehouse loans. We offer residential mortgage loans that conform to Fannie Mae and Freddie Mac underwriting standards (conforming loans) as well as non-conforming loans. We generally underwrite our one- to four-family residential mortgage loans based on the applicant’s employment and credit history and the appraised value of the subject property. Our loans have fixed-rates and adjustable-rates, with maturities of up to 30 years. At December 31, 2013, fixed-rate one- to four-family residential mortgage loans, including mortgage warehouse loans, totaled $60.9 million and adjustable-rate one- to four-family residential mortgage loans totaled $91.9 million.

We offer fixed-rate conventional mortgage loans with terms of up to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate mortgage loans that generally provide an initial fixed interest rate for three, five, seven or ten years and amortize over a period up to 30 years. We do not offer discounted or teaser rates on our adjustable-rate mortgage loans.

Our one- to four-family residential mortgage loans are generally conforming loans, underwritten according to Fannie Mae, Freddie Mac, Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”) guidelines. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which is currently $417,000 for single-family homes. However, it is not uncommon for single-family houses in parts of our Collin County and Dallas County market area to have market prices well in excess of this amount. At December 31, 2013, we had 51 one- to four-family residential mortgage and mortgage warehouse loans that had principal balances in excess of $750,000. At that date, our average one- to four-family residential mortgage and mortgage warehouse loan had a principal balance of $250,035. We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We typically originate adjustable-rate jumbo loans with an initial fixed-rate period of three, five, seven or ten years and which then adjust annually. Additionally, we occasionally originate fixed-rate jumbo loans with terms of up to 30 years. At December 31, 2013, our largest one- to four-family residential mortgage loan had an outstanding balance of $2.9 million, was secured by a single family residence in Dallas, Texas, and was performing in accordance with its terms.

We also originate first-lien mortgage loans with loan-to-value ratios in excess of 80%, provided that, with limited exceptions, the borrower obtains private mortgage insurance. We generally do not originate loans with a loan-to-value ratio in excess of 90% without private mortgage insurance or government guarantees. On occasion, we have originated first-lien mortgage loans with a loan-to-value of 80% with a second-lien loan for an additional 10% loan-to-value with no private mortgage insurance.

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgages. Generally, we retain in our portfolio fixed-rate one- to four-family residential mortgage loans with terms of less than 15 years and sell into the secondary mortgage market most of our long-term, fixed-rate one- to four-family residential mortgage loans with terms of 15 years or more. Such loans are sold on a servicing-released basis without recourse but with early-payment default provisions (generally, if one of the first three or four payments becomes 90 days or more past-due, depending on the investor). No loans were required to be repurchased during 2012 or 2013. We generally retain in our portfolio a small percentage of these long-term, fixed-rate loans if we determine that doing so is warranted due to the customer relationship.

We currently offer several types of adjustable-rate mortgage loans secured by residential properties with interest rates that are fixed for an initial period ranging from three to ten years. We offer adjustable-rate mortgage loans that are fully amortizing. After the initial fixed period, the interest rate on adjustable-rate mortgage loans is generally reset every year based upon a contractual spread or margin above the average yield on the London Interbank Offered Rate, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve, subject to periodic and lifetime limitations on interest rate changes. Generally, the initial change in interest rates on our adjustable-rate mortgage loans cannot exceed two percentage points, subsequent interest rate changes cannot exceed two percentage points and total interest rate changes cannot exceed six percentage points over the life of the loan.

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

Mortgage Warehouse. Mortgage warehouse loans are funded based on agreements with mortgage lenders pursuant to which we purchase legal ownership interests in the individual loans such lenders originate. These loans are typically paid off within 30 days of being funded when the loan is sold into the secondary market. Mortgage warehouse loans are underwritten consistently with established programs for permanent financing with investors, who have met the Bank’s underwriting criteria. At December 31, 2013, our mortgage warehouse loan portfolio totaled $31.6 million.

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

Home equity lines of credit are generally originated as revolving lines with adjustable-rates of interest. At December 31, 2013, the outstanding balance of revolving home equity lines of credit totaled $6.0 million, or 2.7% of our total loan portfolio, and the outstanding balance of term home equity loans totaled $2.9 million, or 1.3% of our total loan portfolio.

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

Commercial Real Estate Loans. We originate commercial real estate loans secured primarily by office buildings, retail centers, owner-occupied offices, condominiums, developed lots and land. Loans secured by commercial real estate totaled $38.1 million, or 17.2% of our total loan portfolio, at December 31, 2013, and consisted of 52 loans outstanding with an average loan balance of approximately $0.7 million. Virtually all of the commercial real estate loans that we originate are secured by properties located in Texas. We do not actively pursue commercial lending opportunities in the Louisville market area, but will consider commercial business loan requests from existing customers.

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

At December 31, 2013, our largest commercial real estate loan had an outstanding commitment of $4.6 million and an outstanding balance of $1.4 million. These funds were used by the borrower to refinance existing debt and to provide for improvements to the underlying property. This loan was performing in accordance with its terms at December 31, 2013.

Consumer Loans. We offer a variety of secured consumer loans, including new and used automobile loans, recreational vehicle loans and loans secured by certificates of deposits and other collateral, including marketable securities. We also offer unsecured consumer loans. We offer our consumer loans primarily to customers in our market area surrounding our Plano headquarters as well as our market area surrounding our Louisville offices. Most of our consumer loans are secured by automobiles. At December 31, 2013, our consumer loan portfolio totaled $4.7 million, or 2.1% of our total loan portfolio, of which $2.8 million were automobile loans. All of our automobile loans are direct; we do not make indirect automobile loans through dealers.

Our secured consumer loans totaled $3.5 million, or 1.6% of our total loan portfolio at December 31, 2013, and consisted principally of auto loans. Additional secured consumer loans included recreational vehicle, motorcycle and boat loans. At December 31, 2013, our unsecured consumer loans totaled $1.2 million, or 0.6% of our total loan portfolio. These loans have either a fixed rate of interest for a maximum term of 60 months, or are revolving lines of credit with an adjustable-rate of interest tied to the prime interest rate as reported in The Wall Street Journal. At December 31, 2013, unfunded commitments on our unsecured lines of credit totaled $1.1 million.

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

Commercial Business Loans. We typically make various types of secured commercial business loans to customers in our Texas market areas for the purpose of acquiring equipment and for other general business purposes, including inventory and accounts receivable financing. The terms of these loans generally range from one year to a maximum of five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime interest rate as reported in The Wall Street Journal and generally subject to specified minimum rates. At December 31, 2013, we had 58 commercial business loans outstanding with an aggregate balance of $16.9 million, or 7.7% of our total loans. At December 31, 2013, the average commercial business loan balance was approximately $0.3 million.

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

Additionally, we participate with several of the former credit union’s sponsor companies as a preferred lender in employee loan programs and loan programs for executives who are being relocated throughout the United States through their employment with these companies. As a result of these programs a portion of our residential real estate loan portfolio is collateralized by properties outside of our Texas market area. Although our participation in these programs can result in our originating loans in locations that are not one of our market areas, we underwrite these loans with the same standards as our in-market loans.

We decide whether to retain the loans that we originate or sell loans in the secondary market after evaluating current and projected market interest rates, our interest rate risk objectives, our liquidity needs and other factors. We sold $58.2 million of one- to four-family residential mortgage loans (primarily fixed-rate loans, with terms of 15 years or longer and occasionally a conforming adjustable-rate loan) during the year ended December 31, 2013. We had $1.8 million in loans held for sale at December 31, 2013. We generally sell our residential mortgage loans on a servicing-released basis.

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

Aggregate lending relationships in amounts up to $750,000 for residential mortgage loans and in amounts up to $250,000 for commercial loans may be approved by our President and Chief Executive Officer. All commercial loans that result in aggregate indebtedness of $500,000 or more must be approved or ratified by a majority of the Bank’s Officers’ Loan Committee, consisting of our President and Chief Executive Officer, Chief Credit Officer, Senior Vice President of Retail Lending, Senior Vice President of Commercial Lending and Senior Vice President Mortgage Warehouse Lending. Commercial and residential relationships of $1.0 million or more are approved by the Credit Policy Committee consisting of four outside directors and our President and Chief Executive Officer. Approved mortgage loans in excess of $417,000 and all commercial loans are reported to the board of directors upon approval at the next regularly scheduled board meeting.

We generally require appraisals of all real property securing loans from a rotating list of independent, licensed, third-party appraisers. All appraisers are approved by the Bank’s board of directors annually.

Subsequent to year end, the Bank amended its commercial lending policy to increase the approval limits of the CEO and Chief Credit Officer to $1.0 million each for secured credits, and the limit for Officer’s Loan committee to $1.3 million for secured credits. The Bank intends to make similar changes to its consumer lending policy in the first quarter 2014.

Non-performing and Problem Assets

With respect to our residential mortgage loans and consumer loans, collection calls typically begin between the 10th and 15th day of delinquency. By the time a loan is 30 days past due, there will have been two to three delinquency notices sent as well as a minimum of two personal phone contact attempts from the assigned employee and/or an automated calling system. During each personal phone contact, the borrower is required to provide updated information and is counseled on the terms of the loan and the importance of making payments on or before the due date. If a loan becomes 60 days delinquent, repossessions typically commence, while foreclosures typically begin after the 90th day of delinquency. A summary report of all loans 30 days or more past due is provided monthly to our board of directors.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	As of December 31,
	2013	2012	2011	2010		2009
	Amount	Amount	Amount	Amount		Amount
	(Dollars in thousands)
Non-accrual loans:
Mortgage loans:
One-to-four-family residential	$1,950	$3,324	$207	$1,704	(2)	$421
Mortgage warehouse	—	—	—	—		—
Home Equity	22	—	—	101		—
Commercial real estate	1,163	4,675 (1)	—	2,498	(3)	1,270
Consumer Loans:
Automobile and other vehicles	8	15	—	20		7
Signature	—	—	—	—		13
Other	—	—	—	—		—
Commercial business loans	—	—	—	125		—

Total non-accrual loans	3,143	8,014	207	4,448		1,711

Other real estate owned and repossessed assets:
Mortgage loans:
One-to-four-family residential	81	—	—	—		—
Mortgage warehouse	—	—	—	—		—
Home Equity	—	—	—	—		—
Commercial real estate	—	1,477	1,824	—		—
Consumer Loans:
Automobile and other vehicles	—	—	—	—		—
Signature	—	—	—	—		—
Other	—	—	—	—		—
Commercial business loans	—	—	—	—		—

Total other real estate owned and repossessed assets	81	1,477	1,824	—		—

Total non-performing assets	$3,224	$9,491	$2,031	$4,448		$1,711

Loans delinquent 90 days or greater and still accruing:	$—	$—	$—	$—		$—
Troubled debt restructurings, not included in non-accrual loans:	$756	$10	$6,819	$997		$1,717
Ratios:
Non-performing loans to total loans	1.42%	3.46%	0.09%	2.27%		1.00%
Non-performing assets to total assets	1.06%	3.29%	0.74%	1.86%		0.82%

(1)	Includes one loan totaling $1.7 million that was sold during the first quarter of 2013.

(2)	Includes two loans with outstanding balances totaling $399,000 that were foreclosed during the first quarter of 2011.
(3)	Includes one loan totaling $2.0 million that was foreclosed during the first quarter of 2011.

For the year ended December 31, 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $0.2 million. Interest income recognized on such loans for the year ended December 31, 2013 was $19,000.

At December 31, 2013, our non-accrual loans totaled $3.1 million. The non-accrual loans consisted of nine one- to four-family residential loans, one commercial real estate loans, one home equity loan and two consumer loans.

At December 31, 2013, we had a total of 11 loans that were not classified as non-accrual, 90 days past due or troubled debt restructurings, but for which we had known information leading management to have serious concerns about the ability of the borrowers under such loans to comply with present loan repayment terms, which could result in such loans being classified as non-accrual, 90 days past due or troubled debt restructurings.

Nine of these loans, with an aggregate balance of $0.7 million are collateralized by one- to four-family residential mortgages of borrowers who have, on occasion, been late with scheduled payments. One of these loans is a commercial loan totaling $0.1 million that has occasionally been past due and there is one home equity line of credit totaling less than $50,000. This loan is secured by all equipment and intangible assets of the borrower.

Troubled Debt Restructurings. Troubled debt restructurings are defined under Accounting Standards Codification (“ASC”) 310-40 – Troubled Debt Restructurings by Creditors to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates and terms. We periodically modify loans to extend the term or make other concessions to maximize our ultimate collection of the loan. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At December 31, 2013, we had $1.5 million of troubled debt restructurings comprised of four residential loans totaling $1.5 million and two consumer loans totaling $7,000. Of this $1.5 million in troubled debt restructurings, one loan totaling $0.2 million was past due over 90 days and was in the process of foreclosure and one loan totaling $0.8 million was past due between 30-89 days.

Delinquent Loans. The table below sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated:

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013
Mortgage loans:
One-to-four-family residential	8	$1,062	4	$1,329	12	$2,391
Mortgage warehouse	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	1	13	—	—	1	13
Signature	1	1	—	—	1	1
Other	—	—	—	—	—	—
Commercial business loans	1	139	—	—	1	139

Total loans	11	$1,215	4	$1,329	15	$2,544

At December 31, 2012
Mortgage loans:
One-to-four-family residential	16	$2,818	1	$321	17	$3,139
Mortgage warehouse	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	1	12	—	—	1	12
Signature	—	—	—	—	—	—
Other	2	6	—	—	2	6
Commercial business loans	—	—	—	—	—	—

Total loans	19	$2,836	1	$321	20	$3,157

At December 31, 2011
Mortgage loans:
One-to-four-family residential	15	$2,618	2	$207	17	$2,825
Mortgage warehouse	—	—	—	—	—	—
Home equity	2	27	—	—	2	27
Commercial real estate	—	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	2	17	—	—	2	17
Signature	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	19	$2,662	2	$207	21	$2,869

At December 31, 2010
Mortgage loans:
One-to-four-family residential	16	$1,984	11	$1,704	27	$3,688
Mortgage warehouse	—	—	—	—	—	—
Home equity	3	51	3	101	6	152
Commercial real estate	2	1,844	2	2,498	4	4,342
Consumer Loans:
Automobile and other vehicles	8	46	3	20	11	66
Signature	5	6	—	—	5	6
Other	—	—	—	—	—	—
Commercial business loans	—	—	1	125	1	125

Total loans	34	$3,931	20	$4,448	54	$8,379

At December 31, 2009
Mortgage loans:
One-to-four-family residential	12	$1,616	10	$421	22	$2,037
Mortgage warehouse	—	—	—	—	—	—
Home equity	1	34	—	—	1	34
Commercial real estate	—	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	10	66	1	7	11	73
Signature	3	10	1	13	4	23
Other	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—

Total loans	26	$1,726	12	$441	38	$2,167

Total delinquent loans decreased to $2.5 million at December 31, 2013 from $3.2 million at December 31, 2012. The net decrease in delinquent loans was due primarily to a decline in delinquent one- to four-family residential mortgage loans.

Other Real Estate Owned and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned (“OREO”). When property is acquired it is recorded at fair value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At December 31, 2013, we had $81,000 in OREO and other repossessed assets, consisting entirely of acquired one- to four-family real estate.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2013, we had $0.3 million of assets designated as special mention.

When we classify assets as either substandard, nonaccrual or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal regulator, the Department, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2013, substandard assets consisted of loans of $4.4 million, with an allocated reserve of $571,000 and OREO of $81,000. There were no doubtful or loss assets at December 31, 2013.

As of December 31, 2013, our largest substandard asset was a $1.2 million commercial real estate loan secured by a retail property. Although currently performing as agreed, the loan was classified as substandard due to the property’s current condition.

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

Allocated Allowances for Impaired Loans. When a loan is determined to be impaired, loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors used to identify a problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on Non-impaired Loans. We establish a general allowance for non-impaired loans to recognize probable incurred losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience for the last three years, adjusted for qualitative factors that could impact the allowance for loan losses. These factors include changes in experience of lending staff, lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the Department and the Federal Reserve will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on its judgments of information available to it at the time of its examination.

The allowance for loan losses decreased $351,000, or 14.5%, to $2.1 million at December 31, 2013 from $2.4 million at December 31, 2012. The decrease was primarily attributable to a lower level of nonperforming loans in 2013 as well as improvements in the economy, which are factored into our allowance for loss methodology. In addition, the allowance for loan losses to total loans receivable, including loans held for sale, decreased to 0.93% at December 31, 2013 as compared to 1.05% at December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans increased to 65.83% at December 31, 2013 from 30.20% at December 31, 2012.

Non-performing loans decreased to $3.1 million at December 31, 2013 from $8.0 million at December 31, 2012. Non-accrual loans consisted of nine one- to four family residential mortgage loans totaling $2.0 million with $112,000 in allocated allowances, one commercial real estate loan totaling $1.2 million with $434,000 in allocated allowances, one home equity loan totaling $22,000 with $22,000 in allocated reserve and two consumer loans totaling $7,600 with an allocated allowance of $3,000. The commercial real estate loan was current at December 31, 2013. Impaired loans with an allowance for loan losses were $1.6 million at December 31, 2013. Impaired loans without an allocated allowance for loan losses were $2.3 million at December 31, 2013.

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

There were no changes in our non-accrual policy during the years ended December 31, 2013 or 2012.

The table below sets forth activity in our allowance for loan losses as of the dates and for the years indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	Amount	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Balance at beginning of year	$2,420	$1,754	$2,136	$940	$480
Charge offs:
Mortgage loans:
One-to-four-family residential	82	297	497	252	57
Mortgage warehouse	—	—	—	—	—
Home Equity	—	28	63	—	—
Commercial real estate	504	—	697	—	—
Consumer Loans:
Automobile and other vehicles	—	—	4	13	116
Signature	—	5	53	44	38
Other	14	41	—	15	34
Commercial business loans	—	—	444	—	—

Total charge offs	600	371	1,758	324	245
Recoveries:
Mortgage loans:
One-to-four-family residential	1	2	—	41	—
Mortgage warehouse	—	—	—	—	—
Home Equity	8	4	—	—	—
Commercial real estate	—	—	—	—	—
Consumer Loans:
Automobile and other vehicles	1	1	7	17	6
Signature	1	5	10	3	12
Other	11	7	—	2	—
Commercial business loans	—	—	1	—	—

Total recoveries	22	19	18	63	18

Net charge-offs	(578)	(352)	(1,740)	(261)	(227)
Provision for loan losses	227	1,018	1,358	1,457	687

Balance at end of year	$2,069	$2,420	$1,754	$2,136	$940

Ratios:
Net charge-offs to average loans outstanding	0.26%	0.16%	0.87%	0.15%	0.14%
Allowance for loan losses to non-performing loans at end of year	65.83%	30.20%	847.34%	48.02%	54.94%
Allowance for loan losses to total loans at end of year	0.93%	1.05%	0.80%	1.09%	0.55%

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

	As of December 31,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family residential	$325	54.7%	$731	56.2%	$778	65.4%
Mortgage warehouse	—	14.2	—	14.3	—	5.7
Home Equity	78	4.0	83	3.7	133	4.4
Commercial real estate	1,142	17.2	1,215	17.9	624	17.5
Consumer Loans:
Automobile and other vehicles	30	1.3	30	1.5	32	2.4
Signature	9	0.6	18	0.6	54	0.8
Other	6	0.3	17	0.4	3	0.6
Commercial business loans	479	7.7	326	5.4	130	3.2

Total loans	$2,069	100.0%	$2,420	100.0%	$1,754	100.0%

	As of December 31,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One-to-four-family residential	$736	73.4%	$455	73.0%
Mortgage warehouse	—	—	—	—
Home Equity	60	5.1	33	5.2
Commercial real estate	1,081	14.9	293	13.1
Consumer Loans:
Automobile and other vehicles	85	3.7	107	5.8
Signature	27	0.9	23	1.2
Other	16	0.7	17	0.9
Commercial business loans	131	1.3	12	0.8

Total loans	$2,136	100.0%	$940	100.0%

Investments

The Bank’s Asset/Liability Management Committee (“ALCO Committee”), consisting of two non-employee directors, our President and Chief Executive Officer, our Chief Financial Officer, the Chief Credit Officer, the Chief Accounting Officer and the Controller, has primary responsibility for establishing our investment policy and overseeing its implementation, subject to oversight by our entire board of directors. Authority to make investments under approved guidelines is delegated to the Investment Committee, comprised of our President and Chief Executive Officer and our Chief Financial Officer. Investment transactions are reported to the ALCO Committee at its next meeting.

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

Our current investment policy does not permit speculative trading, repurchase agreements or reverse repurchase agreements, short sales, options, mortgage derivative products and other financial derivative products or purchases of high-risk mortgage securities. As a bank, the Bank is generally not permitted to invest in equity securities, although this general restriction does not apply to SP Bancorp, which may acquire up to 5% of voting securities of any company without regulatory approval.

We designate a security as held to maturity, available-for-sale, or trading, depending on our ability to sell the security and our intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

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

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment trends to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

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

Investment Securities Portfolio Maturities and Yields. The table below sets forth the composition, maturities and yields the securities portfolio at December 31, 2013. At such date, all of our securities were held as available-for-sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis.

December 31, 2013	More than Five Years Through Ten Years	More than Ten Years	Total
Securities available for sale:
Municipal securities
Amortized cost	$—	$9,775	$9,775
Fair market value	—	9,365	9,365
Weighted average yield	—	2.96%	2.96%
Collateralized mortgage obligations guaranteed by FNMA and FHLMC
Amortized cost	856	3,566	4,422
Fair market value	858	3,555	4,413
Weighted average yield	0.02%	2.88%	2.32%
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC
Amortized cost	—	11,578	11,578
Fair market value	—	11,462	11,462
Weighted average yield	—	1.95%	1.95%
Asset-backed securities substantially guaranteed by the United States Government
Amortized cost	3,032	—	3,032
Fair market value	3,014	—	3,014
Weighted average yield	0.96%	—	0.96%
Agency securities
Amortized cost	1,006	—	1,006
Fair market value	991	—	991
Weighted average yield	2.55%	—	2.55%
Total available for sale securities

Amortized cost	$4,894	$24,919	$29,813

Fair market value	$4,863	$24,382	$29,245

Sources of Funds

General. Deposits traditionally have been our primary source of funds for our lending and investment activities. We also borrow, primarily from the Federal Home Loan Bank of Dallas, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, Federal Home Loan Bank of Dallas advances, retained earnings and income on other earning assets.

Deposits. We generate deposits primarily from the areas in which our branch offices are located. We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, demand deposit accounts, money market accounts and certificates of deposit. At December 31, 2013, we had $202,000 in brokered deposits. All of our brokered deposits are managed through the Promontory Interfinancial Network, LLC (the “Promontory Network”). The Promontory Network offers the Certificate of Deposit Account Registry Service (“CDARS”) for certificates of deposit, and the Insured Cash Sweep (“ICS”) for money market accounts. When a customer makes a deposit and requests the full protection of FDIC insurance, but where such deposit exceeds applicable limits, we use CDARS or ICS to place the funds into certificates of deposit or money market accounts issued by banks in the network so that the full amount of the deposit is insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Promontory Network matching system allows network members to exchange funds for a fee. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of the original deposit comes back to us.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and our deposit growth goals.

At December 31, 2013, we had a total of $100.7 million in certificates of deposit, of which $47.3 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The table below sets forth the distribution of our average total deposit accounts, by account type, for the years indicated:

	For the Years Ended December 31,
	2013			2012			2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$29,219	11.18%	—%	$21,726	9.54%	—%	$9,737	4.66%	—%
Interest-bearing demand	55,803	21.36	0.12	53,555	23.51	0.13	56,653	27.09	0.17
Money market	39,068	14.95	0.18	39,049	17.14	0.21	41,262	19.73	0.33
Savings	36,536	13.98	0.05	36,851	16.17	0.11	33,343	15.94	0.22
Certificates of deposit	100,660	38.53	1.17	76,646	33.64	1.23	68,152	32.58	1.52

Total	$261,286	100.00%	0.56%	$227,827	100.00%	0.55%	$209,147	100.00%	0.64%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit, including our individual retirement accounts, in amounts greater than or equal to $100,000 was approximately $100.7 million. The table below sets forth the maturity of those certificates as of December 31, 2013 (in thousands):

Three months or less	$6,212
Over three months through six months	14,346
Over six months through one year	26,739
Over one year through three years	39,979
Over three years	13,384

Total	$100,660

The table below sets forth certificates of deposit classified by interest rate at the dates indicated:

	As of December 31,
	2013	2012	2011
	(in thousands)
Less than 2%	$91,601	$69,828	$58,913
2.00% - 2.99%	7,759	9,004	11,336
3.00% - 3.99%	1,300	1,870	2,239
4.00% - 4.99%	—	37	110

Total	$100,660	$80,739	$72,598

The table below sets forth, by interest rate ranges, information concerning our certificates of deposit:

	As of December 31, 2013
	Period to Maturity
	Less Than or Equal to One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total
	(in thousands)
Less than 1%	$26,853	$16,044	$3,703	$880	$47,480	47.17%
1.00% - 1.99%	18,210	7,110	6,916	11,885	44,121	43.83
2.00% - 2.99%	1,033	804	5,303	619	7,759	7.71
3.00% - 3.99%	1,200	100	—	—	1,300	1.29

Total	$47,296	$24,058	$15,922	$13,384	$100,660	100.00%

Borrowings. Our borrowings primarily consist of advances from the Federal Home Loan Bank of Dallas. At December 31, 2013, we had available credit under the Federal Home Loan Bank advance program of $81.8 million. The table below sets forth information concerning balances and interest rates on our borrowings as of the dates and for the years indicated:

	As of and For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of year	$7,368	$20,316	$25,978
Average balance during year	$10,475	$23,546	$20,711
Maximum outstanding at any month end	$29,656	$34,503	$41,979
Weighted average interest rate at end of year	1.16%	0.40%	1.16%
Average interest rate during year	1.60%	1.27%	2.16%

Subsidiary Activities

The Bank is the wholly owned subsidiary of SP Bancorp. The Bank has no subsidiaries.

SUPERVISION AND REGULATION

General

The Bank was supervised and examined by the Office of the Comptroller of the Currency (the “OCC”) until the effective date of its conversion to a Texas state chartered bank that is a member of the Federal Reserve System after the close of business on December 23, 2013 (the “Effective Date”). After the Effective Date, the Bank is

supervised and examined by the Texas Department of Banking (the “Department”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”). Deposits at the Bank continue to be insured by the FDIC.

This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated by the Consumer Financial Protection Bureau (the “CFPB”), which publishes regulations implementing the various consumer financial protection laws. Until the Effective Date, the OCC examined the Bank and after the Effective Date the Department and the Federal Reserve examine the Bank and prepare reports based on their examination of the Bank for the consideration of its board of directors concerning any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

As a savings and loan holding company, SP Bancorp was required to file certain reports with, was subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve. On the Effective Date, SP Bancorp became a registered bank holding company that is subject to inspection, supervision, examination and reporting requirements imposed by the Federal Reserve under the Federal Bank Holding Company Act. SP Bancorp is also subject to federal securities laws and SEC rules and regulations.

Certain of the regulatory requirements that are applicable to the Bank and SP Bancorp are described below. This description of statutes, regulations and policies is not intended to be a complete description of such statutes, regulations and policies or their effects on the Bank and SP Bancorp, and is qualified in its entirety by reference to the actual statutes, regulations and policies. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to SP Bancorp or the Bank could have a material effect on the business, financial condition and results of operations of SP Bancorp.

New Federal Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision on July 21, 2011, the former primary federal regulator of both the Bank and SP Bancorp. The Dodd-Frank Act also authorized the Federal Reserve to supervise and regulate all savings and loan holding companies like SP Bancorp until the Effective Date, in addition to bank holding companies which it regulates. As a result, the Federal Reserve regulations applicable to bank holding companies, including holding company capital requirements, applied to savings and loan holding companies like SP Bancorp, unless an exemption exists. These capital requirements are substantially similar to the capital requirements currently applicable to the Bank as described in “Federal Banking Regulation-Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve to set minimum capital levels for bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository institution subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Accordingly, after the Effective Date, SP Bancorp is subject to this small bank holding company exemption.

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

The Dodd-Frank Act also created the CFPB with broad powers to regulate, supervise and enforce specified consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

In December 2013, a provision of the Dodd-Frank Act known as the Volcker Rule was finalized by the federal banking agencies. The Volcker Rule prohibits banks and their affiliates from engaging in proprietary trading and prohibits investment in hedge funds and private equity funds.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act also established that non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012 and Congress did not extend this temporary program. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs federal regulators, including, the Federal Reserve, to promulgate rules applicable to financial institutions and their holding companies with more than $1 billion in assets prohibiting excessive compensation paid to financial institution officers, directors and employees, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

Appraisals for High-Risk Mortgages. The final rule permits a creditor to extend a higher-priced (subprime) mortgage loan only if the following conditions are met (subject to exceptions): (i) the creditor obtains a written appraisal; (ii) the appraisal is performed by a certified or licensed appraiser; and (iii) the appraiser conducts a physical property visit of the interior of the property. The rule also requires that during the application process, the applicant receives a notice regarding the appraisal process and their right to receive a free copy of the appraisal.

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

Escrow Requirements. This final rule implements Dodd-Frank Act changes that generally extend the required duration of an escrow account on certain higher-priced mortgage loans from a minimum of one year to a minimum of five years, subject to certain exemptions for loans made by certain creditors that operate predominantly in rural or underserved areas, as long as certain other criteria are met. This final rule was effective on June 1, 2013.

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

Federal Banking Regulation

Business Activities. A Texas state chartered bank derives its lending and investment powers from the Texas Finance Code, as amended, and the regulations of the Department. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.

Capital Requirements. Federal Reserve regulations require state member banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for banks receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.

The risk-based capital standard for banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Federal Reserve, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the bank. In assessing an institution’s capital adequacy, the Department and Federal Reserve take into consideration not only these numeric factors but qualitative factors as well, and has the authority to establish higher capital requirements for individual banks where necessary.

At December 31, 2013, the Bank’s capital exceeded all applicable requirements.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III”. On July 2, 2013, the Federal Reserve, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency released three final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The Company and the Bank will begin transitioning to the new final rule on January 1, 2015 when the new minimum capital requirements are effective, however, the new capital conservation buffer and certain deductions from common equity Tier 1 capital phase in over a time period from 2015 through 2019.

Transition Schedule for New Ratios and Capital Definitions

Year (as of January 1)	2015	2016	2017	2018	2019
Minimum common equity tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Common equity tier 1 capital conservation buffer	N/A	0.625%	1.25%	1.875%	2.5%
Minimum common equity tier 1 capital ratio plus capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity tier 1 (including 10 percent & 15 percent common equity tier 1 threshold deduction items that are over the limits) [1]	40%	60%	80%	100%	100%
Minimum tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum tier 1 capital ratio plus capital conversation buffer	N/A	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus conservation buffer	N/A	8.625%	9.25%	9.875%	10.5%

N/A means not applicable.

[1]	Deductions from common equity tier 1 capital include goodwill and other intangibles, deferred tax assets that arise from net operating loss and tax credit carryforwards (above certain levels), gains-on-sale in connection with a securitization, any defined benefit pension fund net asset (for banking organizations that are not insured depository institutions), investments in a banking organization’s own capital instruments, mortgage servicing assets (above certain levels) and investments in the capital of unconsolidated financial institutions (above certain levels).

The new final Basel III rules take important steps toward improving the quality and increasing the quantity of capital for all banking organizations as well as setting higher standards for large, internationally active banking organizations. The regulatory agencies believe that the new rules will result in capital requirements that better reflect banking organizations’ risk profiles, thereby improving the overall resilience of the banking system. The regulatory agencies have carefully considered the potential impacts on all banking organizations, including community banking organizations such as the Company and the Bank, and sought to minimize the potential burden of these changes where consistent with applicable law and the agencies’ goals of establishing a robust and comprehensive capital framework.

The new final Basel III rules treatment of one- to four-family residential mortgage exposures remains the same as under current general risk-based capital rules. This includes a 50 percent risk weight for prudently underwritten first lien mortgage loans that are not past due, reported as nonaccrual, or restructured, and a 100 percent risk weight for all other residential mortgages. Also in the new rules, non-advanced approaches banking organizations, such as the Company and the Bank, are given a one-time option to filter certain Accumulated Other Comprehensive Income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI opt-out election must be made on the institution’s first regulatory filing after January 1, 2015.

The new final Basel III rules also make certain major changes from the current general risk-based capital rules, including, but not limited to:

•

Implementing higher minimum capital requirements, including a new common equity tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-weighted assets requirements are a common equity tier 1 capital ratio of 4.5 percent and a tier 1 capital ratio of 6.0 percent (an increase from 4.0 percent), and a total capital ratio that remains at 8.0 percent. The minimum leverage ratio (tier 1 capital to total assets) is 4.0 percent. The new rules maintain the general structure of the current prompt corrective action framework (described below) while incorporating these increased minimum requirements starting January 1, 2015.

•

Changing the definition of capital by incorporating stricter eligibility criteria for regulatory capital instruments that would disallow the including of instruments such as trust preferred securities in tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing rights, deferred tax assets, and other certain investments in the capital of unconsolidated financial institutions. In addition, the new rules require that most regulatory capital deductions be made from common equity tier 1 capital.

•

The Dodd-Frank Act prohibits references to, and reliance on, external credit ratings in the banking regulations and directs the agencies to use alternative standards of creditworthiness. The new rules replace the ratings-based approach with a simplified supervisory formula approach in order to determine the appropriate risk-weights of securitization exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

•

Mortgage servicing assets and deferred tax assets are subject to stricter individual and aggregate limitations as a percentage of common equity tier 1 capital than those applicable under the current general risk-based capital rules.

•	Increasing the risk-weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk-weights and credit conversion factors.

•

In order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016.

The following table summarizes how much a banking organization can pay out in the form of distributions or discretionary bonus payments in a quarter based on its capital conservation buffer. A banking organization with a buffer greater than 2.5 percent would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero:

Payout Restrictions and Capital Conservation Buffer

Capital Conservation Buffer (as a percentage of risk-weighted assets)	Maximum Payout (as a percentage of eligible retained income)
Greater than 2.5 percent	No payout limitation applies
Less than or equal to 2.5 percent and greater than 1.875 percent	60 percent
Less than or equal to 1.875 percent and greater than 1.25 percent	40 percent
Less than or equal to 1.25 percent and greater than 0.625 percent	20 percent
Less than or equal to 0.625 percent	0 percent

The new rules also prohibit a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the new rules are fully phased-in in 2019, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.

On January 6, 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, met and unanimously endorsed a 4 year delay in the Basel Committee’s rules establishing a liquidity coverage ratio (“LCR”). Under the revised liquidity requirements, banks would be required to meet 60 percent of the LCR obligations by 2015, and the full rule would be phased in annually through 2019. At this time, it is unclear how these provisions will be implemented in the United States and what impact these delays in the effective dates will have on the capital proposals. Management is watching these rules closely for its potential impact on the impact on SP Bancorp’s and the Bank’s business.

Loans-to-One Borrower. Generally, a state-chartered, member bank may not make a loan or extend credit to a single or related group of borrowers in excess of 25% of the bank’s Tier 1 capital. An additional amount may be loaned, subject to applicable limits and compliance with Department regulations. As of December 31, 2013, the Bank’s largest lending relationship with a single or related group of borrowers totaled $4.6 million, which represented 14.9% of Tier 1 capital. Therefore, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank was required to satisfy the qualified thrift lender (“QTL”) test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. At the Effective Date of December 23, 2013, the Bank satisfied the QTL test. After the Effective Date, the Bank is no longer subject to the QTL test because it is a Texas-chartered state member bank.

Capital Distributions. Federal Reserve and Department regulations govern capital distributions by a state-chartered, member bank, which include cash dividends, stock repurchases and other transactions charged to the bank’s capital account. A bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the bank’s net income for that year to date plus the bank’s retained net income for the preceding two years, less any required transfers to surplus;

•	the bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Federal Reserve- or Department-imposed condition; or

•	the bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve and the Department at least 30 days before the board of directors declares a dividend or approves a capital distribution. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits.

The Federal Reserve and/or the Department may disapprove a notice or application if:

•	the bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized. A bank may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. This restriction continues to apply to the Bank after the Effective Date.

Liquidity. A state member bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All banks have a responsibility under the Community Reinvestment Act and related regulations of the Federal Reserve to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a bank, the appropriate federal regulator is required to assess the bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Federal Reserve, as well as other federal regulatory agencies and the Department of Justice and can lead to a lower rating under the Community Reinvestment Act. The Bank received an overall “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all FDIC-insured institutions to publicly disclose their rating.

Transactions with Related Parties. A bank’s authority to engage in transactions with its affiliates is limited by Federal Reserve regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve. An affiliate is generally a person or company that controls, or is under common control with an insured depository institution such as the Bank, and, therefore, SP Bancorp is an affiliate of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, until the Effective Date, OCC regulations prohibited the Bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Federal Reserve requires banks to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders:

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

Enforcement. The Federal Reserve has primary Federal enforcement responsibility over state member banks and the Department has separate authority under Texas law to bring enforcement actions against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a bank. Formal enforcement actions by the Federal Reserve or the Department may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $37,500 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.425 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the Federal Reserve that an enforcement action be taken with respect to a particular financial institution. If action is not taken by the Federal Reserve, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Federal Reserve is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized state member banks. For this purpose, a bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the Federal Reserve is required to appoint a receiver or conservator for a state member bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Federal Reserve within 45 days of the date a state member bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a state member bank that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the bank’s assets at the time it was notified or deemed to be undercapitalized by the Federal Reserve, or the amount necessary to restore the bank to adequately capitalized status. This guarantee remains in place until the Federal Reserve notifies the bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Federal Reserve has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the state member bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Federal Reserve may also take any one of a number of discretionary supervisory actions against undercapitalized state member banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2013, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012; however, Congress did not extended this temporary program.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On June 30, 2013, the FDIC returned $144,980 to the Bank.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 1.00 cent for each $100 in domestic deposits maintained at an institution. Assessments related to the FICO bond obligations were not subject to the December 31, 2009 prepayment. Our expense for the assessment of deposit insurance and the FICO payments was $214,000 and $235,000 for 2013 and 2012, respectively.

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

Prohibitions Against Tying Arrangements. State member banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Dallas, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2013, the Bank was in compliance with this requirement.

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

•

The USA PATRIOT Act, which requires banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to consumers and retail customers to provide such consumers and customers with the financial institution’s privacy policy and provide such consumers and customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. SP Bancorp was a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act until the Effective Date. After the Effective Date, SP Bancorp is a registered bank holding company under the Federal Bank Holding Company Act (the “BHC Act”). As such, SP Bancorp is registered with the Federal Reserve and is subject to Federal Reserve regulations, examinations and reporting requirements. In addition, the Federal Reserve has enforcement authority over SP Bancorp. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Permissible Activities. Under present law, the business activities of SP Bancorp are generally limited to activities permissible under Section 4(c)(8) of the BHC Act, including banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto, subject to the prior approval of the Federal Reserve, and certain additional activities authorized by Federal Reserve regulations.

The BHC Act, the Bank Merger Act and the Texas Finance Code and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the Federal Reserve or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Capital. The Dodd-Frank Act requires the Federal Reserve to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply. The Federal Reserve has a long standing policy statement excluding bank holding companies under $500 million in consolidated assets from the capital rules. This policy exception was codified in the Dodd-Frank Act, however, the statute did not make a similar exception for savings and loan holding companies under $500 in consolidated assets. Accordingly, as a result of the Bank’s charter conversion, on December 31, 2013, SP Bancorp is a registered bank holding company with under $500 million in consolidated assets that is not subject to a separate capital requirement at the holding company level.

Dividends. The Federal Reserve has issued policy guidance regarding the payment of dividends by bank holding companies that it made applicable to savings and loan holding companies as well. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of SP Bancorp to pay dividends or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to all holding companies, including savings and loan holding companies. The Dodd-Frank Act requires regulatory agencies to issue regulations requiring that all bank and savings and loan holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress; however, no such proposals have yet been published.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2013, the Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, the Bank had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

In 2006, the State of Texas enacted legislation replacing its franchise tax with a margin tax effective with tax reports filed on or after January 1, 2008. The Texas margin tax is computed by applying the applicable tax rate (1% for most entities) to the margin. Margin equals the lesser of three calculations: total revenue minus cost of goods sold; total revenue minus compensation; or total revenue times 70%. Lending institutions may deduct interest expense as cost of goods sold. Our calculation in 2013 was total revenue minus compensation.

Personnel

As of December 31, 2013, we had 65 full-time employees and 4 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Specifically, mortgage lending, including one-to four-family residential mortgage loans, home equity loans, lines of credit and commercial real estate loans, is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Historically, declines in residential real estate values resulting from downturns in local housing markets has reduced the value of the real estate collateral securing many of our loans and has increased the risk that we would incur losses if borrowers default on their loans. Declines in the volume of real estate sales and sales prices, coupled with increases in unemployment, may result in higher loan delinquencies or problem assets.

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

We originate fixed and adjustable rate loans secured by one- to four-family residential real estate. This type of real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in residential real estate values as a result of downturns in DFW Metroplex housing markets may reduce the value of the real estate collateral securing these types of loans and increased the risk of losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

Our exposure to credit and regulatory risk is increased by our commercial real estate and commercial business lending.

At December 31, 2013, our portfolio of commercial real estate loans totaled $38.1 million, or 17.2% of our total loans, and our portfolio of commercial business loans totaled $16.9 million, or 7.7% of our total loans. Commercial real estate loans and commercial business loans generally have a greater risk of loss than owner-occupied one- to four-family residential real estate loans. Repayment of commercial real estate and commercial business loans generally depends, in large part, on sufficient income from the property or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Changes in economic conditions that are beyond the control of the borrower and lender may affect the value of the security for the loan, the future cash flow of the affected property or business.

Under our new commercial bank charter, we intend to emphasize business lending and marketing our products and services to small and medium-sized businesses. These small and medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. These firms are generally more vulnerable to economic downturns, whether large and sudden downturns or more moderate downturns that are more prolonged, and may not have the capital needed to compete against their larger, more capitalized competitors. Additionally, the continued success of these firms is frequently contingent on a small group of owners or senior management, and the death, disability or resignation of one or more such individuals could also have a material effect on the business and its ability to repay its loan obligations. If general economic conditions negatively affect these businesses, our results of operations and financial condition may be adversely affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, requiring us to make additions to our allowance for loan losses. While our allowance for loan losses was 0.93% of total loans, including loans held for sale, at December 31, 2013, material additions to our allowance could materially decrease our net income.

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

As a result of our historical focus on one- to four-family residential real estate loans, the interest rates on our loans are generally fixed for a longer period of time than the interest rates on our deposits. Additionally, many of our investment securities have lengthy maturities with fixed interest rates. Like many banks, our focus on deposit accounts as a source of funds, which have either no stated maturity or shorter contractual maturities than mortgage loans, results in our liabilities having a shorter average duration than our assets. For example, as of December 31, 2013, 56.7% of our loans had maturities of 10 years or longer, while 47.0% of our certificates of deposit had maturities of one year or less. Although we actively monitor our interest rate risk position by, among other practices, retaining one- to four-family residential mortgage loans with terms of less than 15 years and adjustable rate residential mortgage loans which typically reprice between three and seven years, and selling into the secondary mortgage market most of our long-term fixed rate one- to four-family residential mortgage loans with terms of 15 years or more, this imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest we earn on our assets, such as loans and investments, may not increase as rapidly as the interest we pay on our liabilities, such as deposits. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest expense we incur on our liabilities, as borrowers prepay mortgage loans and mortgage-backed securities and callable investment securities are called or prepaid, thereby requiring us to reinvest these cash flows at lower interest rates.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2013, the fair value of our available for sale securities portfolio, consisting of mortgage-backed securities, CMOs, municipal obligations, agency securities and asset-backed securities totaled $29.2 million. Net unrealized losses on these securities totaled approximately $568,000 at December 31, 2013.

We measure our interest rate risk and potential change in our net portfolio value through the use of the FTN Financial Sendero Asset/Liability Management Analysis system (the “FTN Model”). The FTN Model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. At December 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience an 8.28% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 9.75% decrease in net portfolio value. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk—Net Portfolio Value.”

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the global credit and securitization markets during the past several years resulted in a global recession and significant uncertainty in the financial markets. As a result, loan portfolio quality deteriorated at many financial institutions, reflecting in part, the weakened U.S. economy and rising unemployment. In addition, the values of real estate collateral supporting many commercial loans and home mortgages declined and may not fully recover in the near future. Bank and depository institution holding company stock prices were negatively affected, as did the ability of banks and depository institution holding companies to raise capital or borrow in the debt markets.

The potential exists for additional federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our FDIC insurance premiums, may also increase our costs of regulatory compliance and of doing business, and may otherwise adversely affect our operations. New laws and regulations such as Dodd-Frank, and other regulatory changes, along with negative developments in the financial services industry and the domestic and international credit markets, may significantly affect our ongoing operations, costs and profitability. Further, declines in the stock market in general, or for stock of financial institutions and their holding companies, may affect our stock performance.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The ongoing debate in Congress regarding the federal budget deficit, and concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

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

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the ongoing recovery of the housing markets and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance. See “Future changes in interest rates could reduce our profits.”

If economic conditions deteriorate in the state of Texas, the value of our collateral and borrowers’ ability to repay loans may decline.

The majority of our loans are located in the state of Texas. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Decreases in real estate values in the state of Texas could adversely affect the value of property used as collateral for many of our loans. As a result, the market value of the real estate underlying such loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans. In the event that we are required to foreclose on a property securing a loan, we may not recover funds in an amount equal to the remaining loan balance. Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on our earnings. In addition, adverse changes in the Texas economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Many of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Larger competitors may also be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Moreover, advances in technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of customer deposits and the related income generated from those deposits. Further, our smaller competitors may have fewer regulatory constraints and may have lower cost structures.

Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans in order to remain competitive, our net interest margin and profitability could be adversely affected.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. For example, we have entered into borrowing agreements with the Federal Home Loan Bank of Dallas pursuant to which we had the ability to borrow up to $89.4 million at December 31, 2013. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets.

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

Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications. Our operations are exposed to risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at various phases of service provider management from selection, to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of our operations.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Texas Department of Banking, the Federal Reserve Board, the FDIC and other regulatory bodies. Such regulators govern the activities in which we may engage, primarily for the protection of depositors, consumers and investors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operations of a bank, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on our results of operations. Because our business is highly regulated, the laws, rules, and applicable regulations are subject to regular modification and change. There can be no assurance that proposed laws, rules, and regulations, or any other laws, rules, or regulations, will not be adopted in the future, which could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, or prospects.

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

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

In December 2013, a provision of the Dodd-Frank Act known as the Volcker Rule was finalized by the federal banking agencies. The Volcker Rule prohibits banks and their affiliates from engaging in proprietary trading and prohibits investment in hedge funds and private equity funds. We currently do not believe any of our investments are considered prohibited investments. In the event this conclusion changes, we may be required to sell certain assets as prices that may result in realize losses on sale.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

New regulations could restrict our ability to originate and sell mortgage loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and time consuming to make these loans, which could limit our growth or profitability.

Our business may be subject to possible enforcement or other legal action for failure to comply with laws and regulations.

Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We will become subject to more stringent capital requirements.

The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Our Warehouse Purchase Program balances can experience significant fluctuations.

We have a lending concentration in the Warehouse Purchase Program. Because Warehouse Purchase Program balances are contingent upon residential mortgage lending activity, changes in the residential real estate market nationwide and in our market areas can lead to fluctuations of balances in this product, materially impacting both interest and non-interest income. Factors that can impact Mortgage Warehouse balances include interest rates, home prices, home inventories, new housing starts, inclement weather, banking regulations, and intense industry competition. Additionally, Warehouse Purchase Program period-end balances are generally higher than the average balance during the period due to increased mortgage activity that occurs at the end of a month.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

Acquisitions may disrupt our business and dilute shareholder value.

As part of our growth strategy, we regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result of the recent increase in merger and acquisition activity involving small banks, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, business or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company, including, without limitation, liabilities for regulatory and compliance issues;

•	exposure to potential asset quality issues of the target company;

•	there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Risks Related to Our Common Stock

Regulatory and corporate governance anti-takeover provisions may make it difficult for you to receive a change-in-control premium.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. With certain limited exceptions, federal regulations make it difficult for any one person or company or a group of persons from, directly or indirectly, acquiring more than

10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct our management or policies without prior notice or application to and the approval of the appropriate federal regulator(s). Certain provisions of our corporate documents are also designed to make merger, tender offer or proxy contest more difficult, even if such events were perceived by many of our stockholders to be beneficial to their interests.

Our stock price can be volatile and its trading volume is generally less than other institutions.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors. The factors that may cause a fluctuation in our stock price, among those risk factors discussed elsewhere in this report, are:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or serves offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in governmental regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

Also, although our common stock is currently listed for trading on the Nasdaq Stock Market, the trading volume of our stock is less than that of other, larger financial services companies. Given the lower trading volume of our stock, significant sales of the stock, or the expectation of these sales, could cause the stock price to fall.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, do not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1B.    Unresolved Staff Comments

Not applicable.

ITEM 2.    Properties

We operate from our main office in Plano, Texas. In addition to the Bank’s home office in Plano, Texas, the Bank has three branches: one located near downtown Dallas, Texas; one located near the Bank’s headquarters in Plano, Texas; and one located in Louisville, Kentucky. During June 2013, the Bank closed its Irvine, California branch, but an ATM remains in the location. During March 2013, the Bank closed one of its branches located in Louisville, Kentucky, but an agency office remains there.

The following table sets forth information with respect to our banking offices, including the expiration date of leases with respect to leased facilities.

Address	Leased or Owned	Year Acquired or Leased	Expires
Main Office:
5224 W. Plano Parkway	Owned	2002	N/A
Plano, Texas 75093

Branch Offices:
2501 Oak Lawn	Leased	2006	03/2017
Dallas, Texas 75219

7701 Legacy Drive	Leased	2004	12/2014
Plano, Texas 75024

1900 Colonel Sanders Lane	Leased	2005	05/2014
Louisville, Kentucky 40213

Agency Offices:
7100 Corporate Drive	Leased	2011	2/2014
Plano, Texas 75024

5600 Headquarter Drive	Leased	2010	12/2014
Plano, Texas 75024

5200 Commerce Crossings	Leased	2005	5/2014
Louisville, Kentucky 40229

ITEM 3.    Legal Proceedings

At December 31, 2013, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.    Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market, Holder and Dividend Information. Our common stock is traded on the Nasdaq Stock Market under the symbol “SPBC.” As of February 20, 2014, there were approximately 277 stockholders of record of our common stock. We believe the number of beneficial owners is greater than the number of record holders because beneficial owners of our common stock hold shares in “nominee” or “street” name for the benefit of individual investors.

The table below provides the high and low closing bid price information for our common stock for each quarterly period within the two most recent years as reported by the Nasdaq Capital Market.

		High	Low	Dividends
2013	Fourth Quarter	$20.45	$19.25	$—
	Third Quarter	$20.98	$17.95	$—
	Second Quarter	$19.40	$17.76	$—
	First Quarter	$18.50	$15.61	$—

2012	Fourth Quarter	$16.44	$13.60	$—
	Third Quarter	$16.00	$12.75	$—
	Second Quarter	$13.25	$11.83	$—
	First Quarter	$12.65	$10.09	$—

SP Bancorp does not currently pay cash dividends on its common stock. Dividend payments by SP Bancorp are dependent on dividends it receives from the Bank, because SP Bancorp has no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by SP Bancorp and interest payments with respect to SP Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation–Capital Distributions.”

Sales of Unregistered Securities. None.

(b) Use of Proceeds. Not applicable

(c) Stock Repurchases. The table below sets for the details of shares repurchased during the fourth quarter of 2013:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	15,000	19.59	15,000	11,137

(a)	Share repurchases were made pursuant to a share repurchase program authorized by our board of directors on August 5, 2013. This program allowed for the repurchase up to 5% of the issued and outstanding shares, or 81,937 shares. At December 31, 2013, 70,800 shares had been repurchased pursuant to the program. During January 2014, the Company repurchased the remaining 11,137 shares allowable under the repurchase program.

ITEM 6.    Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Below are certain performance measures for the Company:

	December 31, 2013	December 31, 2012	December 31, 2011
Return on average assets	0.41%	0.53%	0.36%
Return on average equity	3.73%	4.57%	2.86%
Dividend payout ratio	—	—	—
Average equity to average assets	11.11%	11.59%	12.44%

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

SP Bancorp, Inc., a Maryland corporation (the “Company”) is a bank holding company and the parent of SharePlus Bank, a Texas chartered state bank (the “Bank”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). In December 2013, the Bank received approval from the Texas Department of Banking (the “Department”) to convert its charter to a Texas state bank charter and became a member of the Federal Reserve and the Company became a bank holding company. With these changes, the Department and the Federal Reserve are the primary regulators of the Bank and the Company is regulated by the Federal Reserve as a bank holding company. The Bank is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”). When using the terms “we,” “us,” “our,” or the “Company,” we are referring to SP Bancorp and the Bank on a consolidated basis.

The Company has not engaged in any business to date other than owning the common stock of Bank. The Bank is a Texas state chartered bank that was originally chartered in 1958 as a federal credit union serving the employees and family members of Frito-Lay, Inc. and eventually grew to serve the employees and family members of YUM! Brands, Inc., A&W Restaurants, Inc., KFC Corporation, Long John Silver’s, Inc., Pizza Hut, Inc., Taco Bell Corp., and various PepsiCo divisions, as well as various other companies that provided banking services to their employees.

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

Our results of operations are also significantly affected by general economic and competitive conditions (such as changes in energy prices which have an impact on our Texas market area), as well as by changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies similarly may materially affect our financial condition and results of operations.

Total assets increased $15.9 million, or 5.5%, to $304.0 million at December 31, 2013 from $288.1 million at December 31, 2012. The increase was primarily the result of an increase in securities available for sale and cash and cash equivalents, which was funded by customer deposits.

Net income for the year ended December 31, 2013 was $1.2 million compared to net income of $1.5 million for the year ended December 31, 2012. Net interest income decreased $0.5 million to $9.7 million for the year ended December 31, 2013 from $10.2 million for the year ended December 31, 2012. Noninterest income decreased $1.0 million, provision for loan losses decreased $0.8 million, noninterest expense decreased $0.4 million and income tax expense decreased $17,000 and for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Business Strategy

Our primary objective is to remain a community-oriented financial institution dedicated to providing a full range of financial services to consumers and businesses in our primary market areas. We have increased our deposits and loan portfolio in and around our Texas branch office network through a more traditional community bank growth pattern. We intend to continue to provide the highest quality service and financial products to our customers and to increase our commercial real estate and commercial business lending, while maintaining our residential real estate lending through our Texas branch network.

Our strategy for accomplishing these goals and improving our profitability is as follows:

Diversify our loan portfolio by increasing our emphasis on commercial real estate and commercial business loans while continuing the origination of one- to four-family residential mortgage loans, including mortgage warehouse loans. Our strategy for increasing net income includes increasing our loan originations and diversifying our loan portfolio by transitioning from a predominantly consumer driven model to that of a more diversified financial institution. We intend to continue to emphasize the origination of one- to four-family residential mortgage loans and commercial real estate loans, which amounted to 69.0% and 17.2%, respectively, of our total loans at December 31, 2013, compared to 70.1% and 17.9%, respectively, of our total loans at December 31, 2012.

As we increase our emphasis on commercial real estate and commercial business loans, we anticipate that our commercial real estate and commercial business loan portfolio will increase both in absolute value as well as a percentage of our total loan portfolio. Commercial real estate loans generally are originated with higher interest rates compared to one- to four-family residential mortgage loans and, therefore, have a positive effect on our interest rate spread and net interest income. In addition, we intend to increase our commercial business loan portfolio. While the total dollar amount of our consumer loans is expected to remain relatively stable in the near term, it is expected that consumer loans will continue to decline as a percentage of our total loan portfolio.

Use conservative underwriting guidelines and aggressively monitor our loan portfolio to maintain asset quality. We introduce loan products only when we are confident that our staff has the necessary expertise to originate and administer such loans, and that sound underwriting and collection procedures are in place. Our goal is to continue to improve our asset quality through conservative underwriting standards and the diligence of our loan collection personnel. At December 31, 2013, our ratio of non-performing loans to total loans was 1.42%. At December 31, 2013, our ratio of allowance for loan losses to non-performing loans was 65.83% and our ratio of allowance for loan losses to total loans, including loans held for sale was 0.93%.

Emphasize lower cost core deposits to reduce the funding costs of our loan originations. We offer interest-bearing and noninterest-bearing demand accounts, money market accounts and savings accounts (collectively referred to as core deposits), which generally are lower-cost sources of funds than certificates of deposit, and are less sensitive to withdrawal when interest rates fluctuate. At December 31, 2013, 61.5% of our total deposits consisted of these lower cost core deposits. We believe the convenient locations of our branch network, and especially our facilities located within our former sponsor companies’ offices, provide us with a competitive advantage in accessing low-cost core deposits from our existing customers that use these branches. We intend to continue emphasizing our core deposits as a source of funds. With respect to our commercial customers, we generally request that commercial banking borrowers open checking accounts with us at the time they establish a borrowing relationship with us.

Manage interest rate risk. Successfully managing interest rate risk is an integral part of our business strategy. Management and our board of directors evaluate the interest rate risk inherent in our assets and liabilities, and determine the level of risk that is appropriate and consistent with our capital levels, liquidity and performance objectives. In particular, during the current low interest rate environment, we have sought to minimize the risk of originating long-term, fixed rate loans by selling such loans in the secondary market, and in particular, selling substantially all of our qualifying one- to four- family fixed-rate residential mortgage loans with terms of 15 years or greater. In addition, a portion of our loan portfolio consists of commercial real estate loans and consumer loans which generally have shorter terms and provide higher yields than one- to four- family residential mortgage loans. Finally, our mortgage warehouse lines of credit are secured by loans that typically stay on the line for 30 days or less. We also monitor the mix of our deposits, a majority of which have been lower cost core deposits. Our strategy is to continue managing interest rate risk in response to changes in the local and national economy and to increase our assets as we deploy the proceeds from the offering.

Follow a controlled growth strategy to minimize increases in our noninterest expense. We believe our infrastructure, personnel and fixed operating base can support a substantially larger institution, and we intend to implement such growth without significant increases in our noninterest expense with respect to the use of these branches and systems. Although we experienced increases in noninterest expense as a result of our becoming a public company, management has implemented operational strategies to minimize increases in noninterest expense, including using technology to limit facility and personnel costs, including enhanced ATM and website functionality, and implementing remote deposit capture at our commercial customers’ locations. We also intend to pursue future acquisitions of commercial banks, savings institutions, and other financial services companies, including branch offices of such companies, although we have no current arrangements or agreements with respect to any such acquisitions.

We believe following these strategies will allow us to offer our customers a broad range of financial products and services. Our goal is to provide full relationship banking to our customers. We plan to execute upon our business strategy, subject to changes necessitated by future market conditions and other factors.

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

The allowance for loan losses is maintained at a level to cover probable incurred losses in the loan portfolio at the balance sheet date. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level.

The estimate of our credit losses is applied to two general categories of loans:

•	loans that we evaluate individually for impairment under Accounting Standards Codification (“ASC”) 310-10, “Receivables;” and

•	groups of loans with similar risk characteristics that we evaluate collectively for impairment under ASC 450-20, “Loss Contingencies.”

The allowance for loan losses is evaluated on a regular basis by management and reflects its consideration of significant factors that affect the collectability of the loan portfolio. The factors used to evaluate the collectability of the loan portfolio include, but are not limited to, current economic conditions, our historical loss experience, the nature and volume of the loan portfolio, the financial strength of the borrower, and estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are subject to significant revision as more information becomes available. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results. See also “Business of the Bank—Allowance for Loan Losses.”

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Summary of Selected Balance Sheet Data.

	As of December 31,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Total assets	$304,009	$288,121	$15,888	5.51%
Total cash and cash equivalents	37,564	23,933	13,631	56.95
Securities available for sale, at fair value	29,245	15,713	13,532	86.12
Loans held for sale	1,846	7,290	(5,444)	(74.68)
Loans, net	218,280	222,288	(4,008)	(1.80)
Other real estate owned	81	1,477	(1,396)	(94.52)
Premises and equipment, net	4,053	4,249	(196)	(4.61)
Federal Reserve Bank stock, at cost	350	—	350	—
Federal Home Loan Bank of Dallas stock, at cost	440	1,099	(659)	(59.96)
Bank-owned life insurance	7,681	7,439	242	3.25
Other assets (1)	4,469	4,633	(164)	(3.54)
Deposits	261,286	232,340	28,946	12.46
Borrowings	7,368	20,316	(12,948)	(63.73)
Stockholders’ equity	32,816	33,040	(224)	(0.68)

(1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets increased $15.9 million to $304.0 million at December 31, 2013. The increase in total assets was driven by increases in customer deposits that were reinvested in cash and cash equivalents and in securities and used to reduce borrowings.

Net loans, including loans held for sale, decreased $9.5 million to $220.1 million at December 31, 2013. All loan categories except commercial business loans and home equity loans decreased during 2013. Commercial business loans and home equity loans increased during 2013 as a result of higher loan production from new and existing customers.

Other real estate owned (“OREO”) decreased $1.4 million to $81,000 at December 31, 2013 due to sales of previously foreclosed properties.

Deposits increased $28.9 million to $261.3 million at December 31, 2013. Deposit growth, driven mostly by certificates of deposits, increased as a result of inflows from new and existing customers. The increase was partially the result of a local advertising campaign designed to lengthen our CD maturities.

Advances from the Federal Home Loan Bank of Dallas (the “FHLB”) decreased $12.9 million to $7.4 million at December 31, 2013 due to increased deposits and the corresponding payoffs of advances.

The decline in stockholders’ equity was primarily due to the repurchase of 70,800 share of our common stock during 2013, partially offset by $1.2 million of net income for 2013.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General. We recorded net income of $1.2 million for the year ended December 31, 2013 compared to net income of $1.5 million for the year ended December 31, 2012, a decrease of $0.3 million. The change in net income was due to a decrease in net interest income of $0.5 million and a decrease in noninterest income of $1.0 million, offset by a decrease in noninterest expense of $0.4 million and a decrease in the provision for loan losses of $0.8 million.

Summary of Net Interest Income.

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$10,768	$11,202	$(434)	(3.87)%
Securities—taxable	37	158	(121)	(76.58)
Securities—nontaxable	133	104	29	27.88
Other interest—earning assets	195	146	49	33.56

Total interest income	11,133	11,610	(477)	(4.11)

Interest expense:
Savings deposits	19	41	(22)	(53.66)
Money market	67	81	(14)	(17.28)
Demand deposit accounts	70	69	1	1.45
Certificates of deposit	1,109	942	167	17.73

Total deposits	1,265	1,133	132	11.65
Borrowings	168	299	(131)	(43.81)

Total interest expense	1,433	1,432	1	0.07

Net interest income	$9,700	$10,178	$(478)	(4.70)%

Summary of Average Yields, Average Rates and Average Balances.

Average Yields and Rates

	As of December 31,		Increase/ (Decrease) in basis points
	2013	2012
Loans	4.81%	5.00%	(0.19)
Securities—taxable	0.30%	1.08%	(0.78)
Securities—nontaxable	2.94%	3.42%	(0.48)
Other interest—earning assets including FHLB Stock	0.45%	0.55%	(0.10)
Total interest-earning assets	3.92%	4.32%	(0.40)
Savings deposits	0.05%	0.11%	(0.06)
Money market	0.18%	0.21%	(0.03)
Demand deposit accounts	0.12%	0.13%	(0.01)
Certificates of deposits	1.17%	1.23%	(0.06)
Total deposits	0.56%	0.55%	0.01
Borrowings	1.60%	1.27%	0.33
Total interest-bearing liabilities	0.60%	0.62%	(0.02)
Net interest rate spread	3.32%	3.70%	(0.38)
Net interest margin	3.42%	3.79%	(0.37)

Average Balances

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Loans	$224,051	$223,886	$165	0.07%
Securities - taxable	12,280	14,580	(2,300)	(15.78)
Securities - nontaxable	4,523	3,042	1,481	48.69
Other interest earning assets	43,135	27,111	16,024	59.11

Total interest earning assets	283,989	268,619	15,370	5.72

Savings deposits	38,275	36,851	1,424	3.86
Money market deposits	36,798	39,049	(2,251)	(5.76)
Demand deposit accounts	57,053	53,555	3,498	6.53
Certificates of deposit	94,481	76,646	17,835	23.27

Total deposits	226,607	206,101	20,506	9.95
Borrowings	10,475	23,546	(13,071)	(55.51)

Total interest bearing liabilities	237,082	229,647	7,435	3.24

Net interest-earning assets	$46,907	$38,972	$7,935	20.36

Interest Income. Interest income and fees on loans decreased for the year ended December 31, 2013 due to lower average yields on the Bank’s loan portfolio.

Interest income on taxable and nontaxable securities decreased for the year ended December 31, 2013 due primarily to an increase in amortization associated with accelerated payments on certain taxable securities.

Interest income on other interest-earning assets increased for the year ended December 31, 2013 as a result of higher average balances, particularly interest earning deposits, partially offset by lower average rates earned on these assets.

Interest Expense. Interest expense was flat for the year ended December 31, 2013. While deposits grew, we have been able to reprice higher yielding deposits at lower rates having the effect of keeping interest expense flat. The increase in the average balance of our deposits resulted primarily from increases in the average balance of certificates of deposit and savings deposits.

Interest expense on borrowed funds, consisting almost entirely of Federal Home Loan Bank advances, decreased for the year ended December 31, 2013 due to a lower borrowing level.

Net Interest Income. Net interest income decreased for the year ended December 31, 2013 as the returns earned on our interest earning assets declined. While we experienced growth in deposits, which translated into growth in interest earnings assets, these funds were invested in lower earning assets. Our net interest rate spread decreased to 3.32% from 3.70% and our net interest margin decreased to 3.42% from 3.79%.

Provision for Loan Losses. We recorded a provision for loan losses of $227,000 for the year ended December 31, 2013 and a provision for loan losses of $1.0 million for the year ended December 31, 2012. The decrease in the provision for loan losses was primarily attributable to a lower amount of nonperforming loans in 2013 and improvements in the economy, which are factored into our allowance for loan loss methodology.

At December 31, 2013, nonperforming loans totaled $3.1 million, or 1.42% of total loans, including loans held for sale, as compared to $8.0 million, or 3.46% of total loans, including loans held for sale, at December 31, 2012. The allowance for loan losses to total loans, including loans held for sale, decreased to 0.93% at December 31, 2012 as compared to 1.05% at December 31, 2012.

Summary of Noninterest Income.

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Noninterest income:
Service charges	$1,071	$1,136	$(65)	(5.72)%
Gain on sale of securities available for sale	98	683	(585)	(85.65)
Gain on sale of mortgage loans	1,448	2,093	(645)	(30.82)
Mortage warehouse fees	400	215	185	86.05
Increase in cash surrender of bank owned life insurance	242	246	(4)	(1.63)
Other	236	130	106	81.54

Total noninterest income	$3,495	$4,503	$(1,008)	(22.39)%

Noninterest Income. Noninterest income decreased primarily due to lower gains on sale of mortgage loans, due to lower volumes, and lower gains from the sale of securities recognized during 2013. Gains on sale of securities are subject to interest rate fluctuations and we may be unable to generate such gains in the future. Our origination, sale and resulting gains on one- to four-family residential loans in the secondary market is dependent on customer demand and can be affected by current and anticipated market interest rates. Service charges decreased as a result of lower non-sufficient funds charges and other deposit fees driven by new regulations related to overdraft protection programs. Other noninterest income increased due to fees generated on investment sales and gains on disposals of OREO.

Summary of Noninterest Expense.

	Years Ended December 31,		Increase/ (Decrease)	% Change
	2013	2012
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$6,253	$6,121	$132	2.16%
Occupancy costs	994	1,004	(10)	(1.00)
Equipment expense	126	192	(66)	(34.38)
Data processing expense	697	588	109	18.54
ATM expense	385	333	52	15.62
Professional and outside services	1,442	1,552	(110)	(7.09)
Stationary and supplies	71	89	(18)	(20.22)
Marketing	205	209	(4)	(1.91)
FDIC insurance assessments	214	235	(21)	(8.94)
Provision for losses on other real estate owned	73	244	(171)	(70.08)
Operations from other real estate owned	33	98	(65)	(66.33)
Other expense	634	871	(237)	(27.21)

Total noninterest expense	$11,127	$11,536	$(409)	(3.55)%

Noninterest Expense. Noninterest expense decreased for the year ended December 31, 2013, primarily as a result of a provision for losses on OREO and a provision for loss on a fraudulent wire transfer transaction that were recognized in 2012 and not repeated in 2013. These decreases were partially offset by an increase in compensation and benefits.

Compensation and benefits expense increased due to higher salary levels, our addition of personnel in the Bank’s commercial lending department and increased share-based compensation expense. Data processing expense increased due to one-time costs associated with new products as well as the on-going cost of these products. ATM expense increased following the deployment of new ATM equipment to branches that were closed and converted to limited service locations. Professional and outside services decreased due to lower consulting, tax and audit expenses. Equipment expense decreased as a result of cost cutting efforts by management to lower equipment maintenance costs. Operations from OREO decreased due to reductions in holding costs related to OREO during 2013. Other noninterest expense decreased as a result of a wire transfer fraud that occurred during 2012, resulting in $153,000 in expense, net of an insurance recovery, being recorded for 2012, which was not repeated in 2013.

Income Tax Expense. We recorded $596,000 of income tax expense for the year ended December 31, 2013, compared to $613,000 of income tax expense for the year ended December 31, 2012. Our effective tax rate was 32.4% for 2013, compared to 28.8% for 2012. The differences between the statutory rate of 34.0% and the effective tax rates were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

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

	For the Years Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$224,051	$10,768	4.81%	$223,886	$11,202	5.00%	$200,935	$10,666	5.31%
Securities—taxable	12,280	37	0.30	14,580	158	1.08	19,219	327	1.70
Securities—nontaxable	4,523	133	2.94	3,042	104	3.42	5,797	205	3.54
Other interest-earning assets	42,418	192	0.45	25,768	141	0.55	19,454	102	0.52
FHLB of Dallas stock	717	3	0.42	1,343	5	0.37	1,155	4	0.35

Total interest-earning assets	283,989	11,133	3.92	268,619	11,610	4.32	246,560	11,304	4.58
Noninterest-earning assets	16,228			17,175			15,946

Total assets	$300,217			$285,794			$262,506

Interest-bearing liabilities:
Savings deposits	38,275	19	0.05	36,851	41	0.11	33,343	69	0.21
Money market	36,798	67	0.18	39,049	81	0.21	41,262	138	0.33
Demand deposit accounts	57,053	70	0.12	53,555	69	0.13	56,653	95	0.17
Certificates of deposit	94,481	1,109	1.17	76,646	942	1.23	68,152	1,040	1.53

Total deposits	226,607	1,265	0.56	206,101	1,133	0.55	199,410	1,342	0.67
Borrowings	10,475	168	1.60	23,546	299	1.27	20,711	447	2.16

Total interest-bearing liabilities	237,082	1,433	0.60	229,647	1,432	0.62	220,121	1,789	0.81
Noninterest-bearing liabilities	29,781			23,012			9,737

Total liabilities	266,863			252,659			229,858
Equity	33,354			33,135			32,648

Total liabilities and equity	$300,217			$285,794			$262,506

Net interest income		$9,700			$10,178			$9,515

Net interest rate spread (1)			3.32%			3.70%			3.77%
Net interest-earning assets (2)	$46,907			$38,972			$26,439

Net interest margin (3)			3.42%			3.79%			3.86%
Average of interest-earning assets to interest-bearing liabilities			119.78%			116.97%			112.01%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31,
	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$8	$(442)	$(434)	$1,174	$(638)	$536
Securities—taxable	(22)	(99)	(121)	(68)	(101)	(169)
Securities—nontaxable	45	(16)	29	(94)	(7)	(101)
Other interest-earning assets	79	(28)	51	34	5	39
FHLB of Dallas stock	(3)	1	(2)	1	—	1

Total interest-earning assets	107	(584)	(477)	1,047	(741)	306
Interest-bearing liabilities:
Savings deposits	1	(23)	(22)	8	(36)	(28)
Money market	(4)	(10)	(14)	(7)	(50)	(57)
Demand deposit accounts	5	(4)	1	(5)	(21)	(26)
Certificates of deposit	212	(45)	167	118	(216)	(98)

Total deposits	214	(82)	132	114	(323)	(209)
Borrowings	(196)	65	(131)	55	(203)	(148)

Total interest-bearings liabilities	18	(17)	1	169	(526)	(357)

Change in net interest income	$89	$(567)	$(478)	$878	$(215)	$663

Management of Market Risk

General. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to increases in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, determining the level of risk that is appropriate (given our business strategy, operating environment, capital, liquidity and performance objectives) and managing this risk consistent with the guidelines approved by the board of directors.

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

Net Portfolio Value. As part of our interest rate risk management we compute the amount by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (“NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of the FTN Financial Sendero Asset/Liability Management Analysis system (the “FTN Model”). The FTN Model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the FTN Model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current relatively low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. FTN Financial provides us with the results of the FTN Model, which is based on information we provide to FTN Financial to estimate the sensitivity of our net portfolio value.

The table below sets forth, as of December 31, 2013, the calculation of the estimated changes in our NPV that would result from the designated immediate changes in the United States Treasury yield curve.

	As of December 31, 2013
Increase (Decrease) in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Decrease in NPV		NPV as a Percentage of Present Value of Assets (3)		Net Interest Income
				NPV Ratio (4)	Increase (Decrease) (basis points)	Estimated Net Interest Income	Amount	Percent
		Amount	Percent
(Dollars in thousands)
300	$31,997	$(5,131)	(13.82)%	11.19%	(104)	$8,842	$(646)	(6.81)%
200	34,053	(3,075)	(8.28)	11.66	(57)	9,076	(412)	(4.34)
100	35,723	(1,405)	(3.78)	12.00	(23)	9,273	(215)	(2.27)
—	37,128	—	—	12.23	—	9,488	—	—
(100)	33,508	(3,620)	(9.75)	10.96	(127)	9,345	(143)	(1.51)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. The FTN Model illustrates the change in the economic value of our assets and liabilities at December 31, 2013 assuming an immediate change in interest rates. The table above indicates that at December 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience an 8.28% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 9.75% decrease in net portfolio value.

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

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the Federal Home Loan Bank of Dallas, and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the years ended December 31, 2013 and 2012, our liquidity ratio averaged 24.2% and 16.9%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013 and during the next 12 months.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $37.6 million. Securities classified as available-for-sale, which may provide additional sources of liquidity, totaled $29.2 million at December 31, 2013.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows in our consolidated financial statements.

At December 31, 2013, we had $42.3 million in loan commitments outstanding, including $30.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2013 totaled $47.3 million, or 18.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates in the future. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity is originating loans. During the years ended December 31, 2013 and 2012, we originated $165.6 million and $176.0 million of loans, respectively. We purchased $26.0 million and $16.6 million of securities during the years December 31, 2013 and 2012, respectively.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We had a net increase in total deposits of $28.9 million for the year ended December 31, 2013, and a net increase in total deposits of $20.4 million for the year ended December 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. We have entered into borrowing agreements with the Federal Home Loan Bank of Dallas, which provide us with an additional source of funds to the extent that we require funds beyond what we generate through operations. Federal Home Loan Bank advances decreased $13.0 million, to $7.4 million at December 31, 2013. Historically, advances from the Federal Home Loan Bank have been used primarily to fund loan demand. At December 31, 2013, we had the ability to borrow up to $89.4 million from the Federal Home Loan Bank of Dallas.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 14 — Regulatory Matters of the notes to consolidated financial statements included in this Annual Report.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we are routinely party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see “Note 8 – Financial Instruments with Off-Balance Sheet Risk” of the notes to consolidated financial statements included in this Annual Report.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities. The table below sets forth future minimum rental payments due under non-cancelable branch and equipment operating leases at December 31, 2013:

2014	$240
2015	268
2016	268
2017	249
2018	162
Thereafter	133

$1,320

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standards update to finalize the reporting requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). Items fully reclassified out of AOCI to net income must have the effect of the reclassification disclosed according to the respective income statement line item and must be disclosed either on the face of the financial statements by income statement line item, or in the notes thereto. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. The impact of this standard on the Company is to record a reclassification adjustment for gain on sale of securities available for sale, included in net income.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2013. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on such assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information concerning directors and executive officers of SP Bancorp, Inc. and certain board committee members is incorporated herein by reference by the Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

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

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Reports of Independent Registered Public Accounting Firms;

(B)	Consolidated Balance Sheets - December 31, 2013 and 2012;

(C)	Consolidated Statements of Income - years ended December 31, 2013 and 2012;

(D)	Consolidated Statements of Comprehensive Income - years ended December, 31, 2013 and 2012;

(E)	Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2013 and 2012;

(F)	Consolidated Statements of Cash Flows - years ended December 31, 2013 and 2012; and

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

3.2	Bylaws of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

4	Form of Common Stock Certificate of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.1+	SharePlus Federal Bank 2010 Annual Incentive Compensation Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.2+	SharePlus Federal Bank 2008 Nonqualified Deferred Compensation Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.3+	SharePlus Federal Bank Phantom Stock Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.4+	SP Bancorp, Inc. 2012 Equity Incentive Plan (filed as Annex A to the Definitive Proxy Statement on Schedule 14A filed on April 12, 2012 and incorporated by reference herein).

10.5+	SP Bancorp, Inc. 2012 Equity Incentive Plan Form of Restricted Stock Award (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference herein).

10.6+	SP Bancorp, Inc. 2012 Equity Incentive Plan Form of Stock Option (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference herein).

10.7*+	Form of Non-Employee Director Change in Control Agreement

10.8*+	Form of Executive Change in Control Agreement

21*	List of Subsidiaries

23.1*	Consent of Crowe Horwath LLP

23.2*	Consent of McGladrey LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Indicates a management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP Bancorp, Inc.

Date: February 28, 2014	By:	/s/ Jeffrey L. Weaver
Jeffrey L. Weaver
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey L. Weaver Jeffrey L. Weaver	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ Suzanne C. Salls Suzanne C. Salls	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ Paul Zmigrosky Paul Zmigrosky	Chairman of the Board	February 28, 2014

/s/ Christopher Cozby Christopher Cozby	Director	February 28, 2014

/s/ Carl Forsythe Carl Forsythe	Director	February 28, 2014

/s/ P. Stan Keith P. Stan Keith	Director	February 28, 2014

/s/ David Rader David Rader	Director	February 28, 2014

/s/ Randall E. Sloan Randall E. Sloan	Director	February 28, 2014

/s/ David Stephens David Stephens	Director	February 28, 2014

/s/ Lora Villarreal Lora Villarreal	Director	February 28, 2014

/s/ Jeff Williams Jeff Williams	Director	February 28, 2014

EXHIBIT INDEX

3.1	Articles of Incorporation of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

3.2	Bylaws of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

4	Form of Common Stock Certificate of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.1+	SharePlus Federal Bank 2010 Annual Incentive Compensation Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.2+	SharePlus Federal Bank 2008 Nonqualified Deferred Compensation Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.3+	SharePlus Federal Bank Phantom Stock Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.4+	SP Bancorp, Inc. 2012 Equity Incentive Plan (filed as Annex A to the Definitive Proxy Statement on Schedule 14A filed on April 12, 2012 and incorporated by reference herein).

10.5+	SP Bancorp, Inc. 2012 Equity Incentive Plan Form of Restricted Stock Award (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference herein).

10.6+	SP Bancorp, Inc. 2012 Equity Incentive Plan Form of Stock Option (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference herein).

10.7*+	Form of Non-Employee Director Change in Control Agreement

10.8*+	Form of Executive Change in Control Agreement

21*	List of Subsidiaries

23.1*	Consent of Crowe Horwath LLP

23.2*	Consent of McGladrey LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Indicates a management contract or compensatory plan.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF SP BANCORP, INC. AND SUBSIDIARY

***

Report of Independent Registered Public Accounting Firm

The Board of Directors, Audit Committee and Stockholders

SP Bancorp, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheet of SP Bancorp, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SP Bancorp, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Dallas, Texas

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors, Audit Committee and Stockholders

SP Bancorp, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheet of SP Bancorp, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SP Bancorp, Inc. as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Dallas, Texas

March 6, 2013

SP Bancorp, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$27,094	$22,318
Federal funds sold	10,470	1,615

Total cash and cash equivalents	37,564	23,933
Securities available for sale (amortized cost of $29,813 and $15,658 at December 31, 2013 and December 31, 2012, respectively)	29,245	15,713
Fixed annuity investment	1,264	1,223
Loans held for sale	1,846	7,290
Loans, net of allowance for losses of $2,069 and $2,420 at December 31, 2013 and December 31, 2012, respectively	218,280	222,288
Accrued interest receivable	846	724
Other real estate owned	81	1,477
Premises and equipment, net	4,053	4,249
Federal Reserve Bank stock, at cost	350	—
Federal Home Loan Bank stock, at cost	440	1,099
Bank-owned life insurance	7,681	7,439
Deferred income taxes, net	957	910
Other assets	1,402	1,776

Total assets	$304,009	$288,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$29,219	$22,336
Interest-bearing	232,067	210,004

Total deposits	261,286	232,340
Borrowings	7,368	20,316
Accrued interest payable	10	9
Other liabilities	2,529	2,416

Total liabilities	271,193	255,081

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 1,613,700 shares issued and outstanding at December 31, 2013 and 1,668,750 shares issued and outstanding at December 31, 2012	16	16
Additional paid in capital	14,014	14,453
Unallocated Employee Stock Ownership Plan shares 119,348 shares at December 31, 2013 and 131,633 shares at December 31, 2012	(1,242)	(1,314)
Retained earnings—substantially restricted	20,402	19,849
Accumulated other comprehensive (loss) income	(374)	36

Total stockholders’ equity	32,816	33,040

Total liabilities and stockholders’ equity	$304,009	$288,121

See accompanying Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Income

(In thousands, expect per share amounts)

	Years Ended December 31,
	2013	2012
Interest income:
Interest and fees on loans	$10,768	$11,202
Securities—taxable	37	158
Securities—nontaxable	133	104
Other interest—earning assets	195	146

Total interest income	11,133	11,610

Interest expense:
Deposit accounts	1,265	1,133
Borrowings	168	299

Total interest expense	1,433	1,432

Net interest income	9,700	10,178
Provision for loan losses	227	1,018

Net interest income after provision for loan losses	9,473	9,160

Noninterest income:
Service charges	1,071	1,136
Gain on sale of securities available for sale	98	683
Gain on sale of mortgage loans	1,448	2,093
Mortgage warehouse fees	400	215
Increase in cash surrender value of bank owned life insurance	242	246
Other	236	130

Total noninterest income	3,495	4,503

Noninterest expense:
Compensation and benefits	6,253	6,121
Occupancy costs	994	1,004
Equipment expense	126	192
Data processing expense	697	588
ATM expense	385	333
Professional and outside services	1,442	1,552
Stationary and supplies	71	89
Marketing	205	209
FDIC insurance assessments	214	235
Provision for losses on other real estate owned	73	244
Operations from other real estate owned	33	98
Other expense	634	871

Total noninterest expense	11,127	11,536

Income before income tax expense	1,841	2,127
Income tax expense	596	613

Net income	$1,245	$1,514

Basic earnings per share	$0.81	$0.97

Diluted earnings per share	$0.81	$0.96

See accompanying Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2013	2012
Net income	$1,245	$1,514
Other comprehensive loss, before tax:
Net unrealized (losses) gains on available for sale securities, arising during the year	(525)	415
Reclassification adjustment for gain on sale of securities available for sale, included in net income	(98)	(683)

Other comprehensive loss, before tax	(623)	(268)
Income tax benefit	(213)	(90)

Other comprehensive loss, net of tax	(410)	(178)

Comprehensive income	$835	$1,336

See accompanying Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unallocated Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2012	1,725,000	$17	$15,278	$(1,018)	$18,636	$214	$33,127
Net income	—	—	—	—	1,514	—	1,514
Other comprehensive loss	—	—	—	—	—	(178)	(178)
Employee Stock Ownership Plan shares purchased in open market	—	—	—	(373)	—	—	(373)
Employee Stock Ownership Plan shares allocated	—	—	20	77	—	—	97
Stock based compensation	—	—	16	—	—	—	16
Repurchase and retirement of common stock	(86,250)	(1)	(861)	—	(301)	—	(1,163)
Restricted share awards	30,000	—	—	—	—	—	—

Balance, December 31, 2012	1,668,750	$16	$14,453	$(1,314)	$19,849	$36	$33,040
Net income	—	—	—	—	1,245	—	1,245
Other comprehensive loss	—	—	—	—	—	(410)	(410)
Employee Stock Ownership Plan shares allocated	—	—	55	72	—	—	127
Share issued for stock option exercises	450	—	7	—	—	—	7
Stock based compensation	—	—	201	—	—	—	201
Tax effect of restricted stock vesting	—	—	4	—	—	—	4
Repurchase and retirement of common stock	(70,800)	—	(706)	—	(692)	—	(1,398)
Restricted share awards	15,300	—	—	—	—	—	—

Balance, December 31, 2013	1,613,700	$16	$14,014	$(1,242)	$20,402	$(374)	$32,816

See accompanying Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows provided by operating activities:
Net income	$1,245	$1,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269	283
Amortization of premiums on securities	357	464
Employee Stock Ownership Plan expense	127	97
Stock based compensation	201	16
Provision for loan losses	227	1,018
Increase in cash surrender value of bank-owned life insurance	(242)	(246)
Increase in fixed asset annuity investment	(41)	(47)
Loss of sale of other real estate owned	17	11
Provision for losses on other real estate owned	73	244
Gain on sale of securities available for sale	(98)	(683)
Gain on sale of mortgage loans	(1,448)	(2,093)
Proceeds from sale of mortgage loans	58,221	79,541
Loans originated for sale	(51,329)	(79,854)
(Increase) decrease in accrued interest receivable	(122)	237
Decrease in other assets and deferred income taxes, net	544	1,607
Increase in accrued interest payable and other liabilities	114	194

Net cash provided by operating activities	8,115	2,303

Cash flows used in investing activities:
Purchase of securities available for sale	(26,012)	(16,595)
Maturities, calls and principal pay downs on securities available for sale	3,411	2,438
Proceeds from sale of securities available for sale	8,187	23,492
Redemptions of Federal Home Loan Bank stock	659	871
Purchase of Federal Reserve Bank stock	(350)	—
Loan repayments, net of (originations)	4,564	(10,618)
Proceeds from sale of impaired loans	185	—
Net proceeds from sale of other real estate owned	338	92
Purchase of premises and equipment	(73)	(186)
Purchase of bank owned life insurance	—	(1,000)

Net cash used in investing activities	(9,091)	(1,506)

Cash flows provided by financing activities:
Net increase in deposit accounts	28,946	20,406
Federal Home Loan Bank advances	1,500	(5,662)
Repayment of Federal Home Loan Bank advances	(14,448)	(373)
Proceeds from stock option exercises	7	—
Repurchase of common stock	(1,398)	(1,163)

Net cash provided by financing activities	14,607	13,208

Net increase in cash and cash equivalents	13,631	14,005
Cash and cash equivalents at beginning of year	23,933	9,928

Cash and cash equivalents at end of year	$37,564	$23,933

Supplemental cash flow information:
Income taxes paid	$258	$589
Interest paid	1,432	1,140
Noncash transactions:
Transfer of loans to other real estate owned	$316	$—
Transfer of loans held for portfolio to loans held for sale	1,710	—
Sale of loans, internally financed	1,525	—
Sale of other real estate owned, internally financed	1,284	—

See accompanying Notes to Consolidated Financial Statements

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. SP Bancorp, Inc., a Maryland corporation (the “Company”) is a bank holding company and the parent of SharePlus Bank, a Texas chartered state bank (the “Bank”). In December 2013, the Bank received approval from the Texas Department of Banking (the “Department”) to convert its charter to a Texas state bank charter and became a member of the Federal Reserve System (the “Federal Reserve”) and the Company became a bank holding company. With these changes, the Department and the Federal Reserve are the primary regulators of the Bank. The Company is regulated by the Federal Reserve as a bank holding company.

The Bank operates as a full-service commercial bank, providing services that include the acceptance of checking and savings deposits, the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. In addition to the Bank’s home office in Plano, Texas, the Bank has three branches at year end 2013: one located near downtown Dallas, Texas; one located near the Bank’s headquarters in Plano, Texas; and one located in Louisville, Kentucky. In June 2013, the Bank closed its Irvine, California branch, and in March 2013, the Bank closed one of its branches located in Louisville, Kentucky. An agency office remains in Louisville, Kentucky.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Company’s principal business is the ownership of the Bank. All significant intercompany accounts and transactions have been eliminated. All dollar amounts in the Notes to Consolidated Financial Statements are in thousands, except per share and share amounts. Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassifications had no effect on net income or stockholders’ equity.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Transactions between the consolidated companies have been eliminated. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuations pertaining to other real estate owned and impaired loans, the fair value of financial instruments and individual loan grades.

Segment Reporting. The Company has one reportable segment. The Company’s chief executive officer uses consolidated results to make operating and strategic decisions.

Cash and Cash Equivalents. For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds are normally sold for one-day periods and are interest-bearing. The Company normally considers all highly liquid investments with an initial maturity of less than ninety days to be cash equivalents.

The Company maintains funds on deposit at correspondent banks which at times exceed the federally insured limits, but has experienced no loss to date. The Company’s management monitors the balance in these accounts and periodically assesses the financial condition of the correspondent banks. Cash and cash equivalents include interest-earning funds of $35,819 and $22,263 at December 31, 2013 and 2012, respectively.

Restrictions on Cash. The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. The total of those reserve balances was approximately $1,801 and $1,626 at December 31, 2013 and 2012, respectively.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Securities. Securities available for sale consist of certain debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax, and part of accumulated other comprehensive income.

The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in noninterest income.

In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer before allowing for a period of time sufficient for recovery in fair value.

If the Company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless there is a credit loss. When the Company does not intend to sell the security, and it is more-likely-than-not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other than temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. In the event the Company has the intent or is required to sell prior to recovery, a charge against earnings would be recognized for the entire unrealized loss.

Fixed Annuity Investment. The fixed annuity investment is guaranteed a rate of 3% and 4% at December 31, 2013 and 2012, respectively. The full principal is guaranteed by Western Southern Life Assurance Company and has a credit rating of “AA+” at December 31, 2013 and 2012. The fixed annuity investment is accounted for at fair value.

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Gains or losses on sales of mortgage loans are recognized in noninterest income based on the difference between the selling price and the carrying value of the related mortgage loans. Mortgage loans are generally sold with servicing rights released.

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

The Company considers a loan to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

agreement. The measurement of impairment is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the market price or fair value of collateral if the loan is collateral dependent. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan’s value, is recognized by recording a valuation allowance.

For all loan types, past due status is based on the contractual terms of the loans. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses.

The allowance for loan losses consists of allocated and general components. The allocated component relates to loans that are individually classified as impaired, for which the carrying value of the loan exceeds the fair value of the collateral or the present value of expected future cash flows.

The general component covers loans that are not impaired and is based on the historical loan loss experience for the last three years, including adjustments to historical loss experience, maintained to cover uncertainties that affect the Company’s estimate of probable incurred losses for each loan type, and several other factors. These factors include changes in experience of lending staff, lending policies and procedures; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and changes in current, national and local economic and business conditions.

This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance for loan losses may be necessary if there are significant changes in economic conditions. Additional discussions of risk factors relevant to each portfolio segment are included in a subsequent footnote.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require adjustments to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. There have been no material changes in the Company’s allowance for loan loss methodology in 2013 and 2012.

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired at the time of the concession. Troubled debt restructurings include loans for which either a portion of interest or

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

principal has been forgiven, or loans modified for interest rates or on terms materially less favorable than current market rates and terms. The Company periodically modifies loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

Accrued Interest Receivable. Interest on securities and loans is accrued as earned. The table below sets forth accrued interest receivable as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Securities	$184	$61
Loans	662	663

	$846	$724

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

Premises and Equipment. Land is carried at cost. Bank building and improvements, and furniture and equipment are carried at cost, less accumulated depreciation and amortization which are computed principally by the straight-line method based upon the useful lives of assets ranging from 10 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to noninterest expense. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases.

Federal Home Loan Bank and Federal Reserve Bank Stock. Federal Home Loan Bank (“FLHB”) and Federal Reserve Bank stock is carried at cost, classified as restricted securities and periodically evaluated for impairment based on the ultimate recoverability of the par value. Both cash and stock dividends are reported as interest income.

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

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.

The Company assesses uncertain tax positions to determine if they should be recognized, measured, disclosed and presented in the financial statements. The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s federal and state tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Interest and penalties related to tax positions are recognized in income tax expense; however, no interest or penalties were recognized during 2013 or 2012. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for the years ended on or before December 31, 2009. For the years ended December 31, 2013 and 2012, management has determined there are no material uncertain tax positions.

Stockholders’ Equity. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Deposit account holders of the Bank continue to be insured by the FDIC. A liquidation account was established in the amount of $17,007, which represented the Bank’s total equity capital as of March 31, 2010, the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the unlikely event that the Company and the Bank were to liquidate, all claims of creditors, including those of depositors, would be paid first, followed by distribution of the liquidation account maintained by the Company, with any assets remaining thereafter distributed to the Company as the holder of the Bank’s common stock.

The Bank may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause equity capital to be reduced below the liquidation account amount or regulatory capital requirements.

Unrealized gains and losses on securities available for sale, net of taxes, is the only component of accumulated other comprehensive income.

On August 5, 2013, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately 81,937 shares of the Company’s common stock. The stock repurchase program permits shares to be repurchased in open market or private transactions, including through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases under the stock repurchase program may be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Management’s decision to repurchase shares is subject to various factors including general market conditions, the availability and/or trading price of the Company’s common stock, alternative uses for capital, the Company’s financial performance and liquidity, and other factors deemed appropriate. The stock repurchase program has no expiration date and may be suspended, terminated or modified at any time for any reason. The Company had repurchased 70,800 shares of the Company’s common stock under the stock repurchase program as of December 31, 2013. In connection with this stock repurchase program, the Bank paid two cash dividends to the Company totaling $1,350.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

On February 27, 2012, the Company announced that its board of directors had authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately 86,250 shares of the Company’s common stock. As of December 31, 2012, the Company had repurchased 86,250 shares. As a result of these purchases, this stock repurchase program expired pursuant to its terms.

ESOP. Shares of the Company’s common stock purchased by the SharePlus Federal Bank Employee Stock Ownership Plan (the “ESOP”) are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible ESOP participants.

The cost of shares issued to the ESOP, but not yet committed to be released, is shown as a reduction of stockholders’ equity. For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair values of the shares committed to be released during the year. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is charged or credited to stockholders’ equity as additional paid in capital. Dividends on allocated ESOP shares are charged to retained earnings and are either paid to participants of the ESOP or used to repay the ESOP loan and related accrued interest. Dividends on unallocated ESOP shares are used to repay the ESOP loan and related accrued interest. No cash dividends were declared or paid by the Company during the years ended December 31, 2013 or 2012.

Stock-Based Compensation. Compensation expense for stock options, restricted stock awards and restricted stock units is based on the fair value of the award on the measurement date, which, for the Company, is the date of the grant and is recognized ratably over the service period of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested restricted stock awards and restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant.

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Earnings per Share. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. ESOP shares that have been committed to be released are considered outstanding, but ESOP shares that have not yet been committed to be released are not considered outstanding. The table below sets forth the reconciliation between weighted average shares used for calculating basic and diluted EPS for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Earnings (numerator)
Net income for common stockholders	$1,245	$1,514
Less: net income allocated to participating securities	25	—

Net income allocated to common stockholders	$1,220	$1,514

Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	1,501	1,568
Dilutive effect of employee stock-based awards	—	3

Adjusted weighted average shares outstanding	1,501	1,571

Earnings per share:
Basic	$0.81	$0.97
Diluted	$0.81	$0.96

For the years ended December 31, 2013 and 2012, the Company excluded from diluted EPS stock options representing the right to purchase 152,675 and 69,500 shares of the Company’s common stock, respectively because the effect was anti-dilutive.

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

Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available for sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other than temporary impairment charges related to credit losses are reclassified to net income at the time of the charge, though no such charges were recognized in 2013 or 2012.

Fair Value of Financial Instruments. Accounting standards define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and require certain disclosures about fair value measurements. See Note 15—Fair Value Measurements, for additional information related to fair value

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Recent Authoritative Accounting Guidance. In February 2013, the Financial Accounting Standards Board issued an accounting standards update to finalize the reporting requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). Items fully reclassified out of AOCI to net income must have the effect of the reclassification disclosed according to the respective income statement line item and must be disclosed either on the face of the financial statements by income statement line item, or in the notes thereto. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. Typically the only activity this standard has is to record a reclassification adjustment for gain on sale of securities available for sale, included in net income. During 2013 and 2012, the amounts reclassified out of AOCI were $98 and $683, respectively, which were gains on sales of securities available for sale.

Note 2. Securities

Securities are classified in the consolidated balance sheets according to management’s intent. At December 31, 2013 and 2012, all of the Company’s securities were classified as available for sale. The table below sets forth the amortized cost of securities and their approximate fair values at December 31, 2013 and 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Municipal securities	$9,775	$—	$(410)	$9,365
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	4,422	20	(29)	4,413
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC	11,578	16	(132)	11,462
Asset-backed securities substantially guaranteed by the United States Government	3,032	—	(18)	3,014
U. S. agency securities	1,006	—	(15)	991

	$29,813	$36	$(604)	$29,245

December 31, 2012
Municipal securities	$2,088	$56	$(12)	$2,132
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	5,594	33	(16)	5,611
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC	4,940	58	(34)	4,964
Asset-backed securities substantially guaranteed by the United States Government	3,036	—	(30)	3,006

	$15,658	$147	$(92)	$15,713

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Collateralized mortgage obligations and mortgage-backed securities are backed by single-family mortgage loans. The Company does not hold any securities backed by commercial real estate loans. Asset-backed securities are secured by student loans and substantially guaranteed by the United States Government.

The table below sets forth proceeds from sales of securities available for sale, gross gains and gross losses for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Proceeds from sale	$8,187	$23,492
Gross gains	$98	$797
Gross losses	$—	$114

The table below sets forth gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at December 31, 2013 and 2012:

	Number of Security Positions with Unrealized Losses	Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Municipal securities	18	$8,396	$(311)	$969	$(99)	$9,365	$(410)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	3	2,204	(25)	545	(4)	2,749	(29)
Mortgage-backed securities	8	8,893	(127)	1,520	(5)	10,413	(132)
Asset-backed securities substantially guaranteed by the United States Government	1	—	—	3,014	(18)	3,014	(18)
U. S. agency securities	1	991	(15)	—	—	991	(15)

	31	$20,484	$(478)	$6,048	$(126)	$26,532	$(604)

December 31, 2012
Municipal securities	2	$1,066	$(12)	$—	$—	$1,066	$(12)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2	1,975	(16)	—	—	1,975	(16)
Mortgage-backed securities	1	1,775	(34)	—	—	1,775	(34)
Asset-backed securities substantially guaranteed by the United States Government	1	3,006	(30)	—	—	3,006	(30)

	6	$7,822	$(92)	$—	$—	$7,822	$(92)

The unrealized losses reflected in the table above are generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on December 31, 2013 and 2012, as applicable, and are subject to change daily as interest rates fluctuate. The Company does not intend to sell these securities

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

and it is more-likely-than-not that the Company will not be required to sell prior to recovery. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer before allowing for a period of time sufficient for recovery in fair value. The Company has approximately $16,400 of securities pledged as collateral for FHLB borrowings.

The table below sets forth the composition, maturities and yields the securities portfolio at December 31, 2013 and 2012. At each such date, all of our securities were held as available-for-sale. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal securities yields have not been adjusted to a tax-equivalent basis. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2013	More than Five Years Through Ten Years	More than Ten Years	Total
Securities available for sale:
Municipal securities
Amortized cost	$—	$9,775	$9,775
Fair value	—	9,365	9,365
Weighted average yield	—	2.96%	2.96%
Collateralized mortgage obligations guaranteed by FNMA and FHLMC
Amortized cost	856	3,566	4,422
Fair value	858	3,555	4,413
Weighted average yield	0.02%	2.88%	2.32%
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC
Amortized cost	—	11,578	11,578
Fair value	—	11,462	11,462
Weighted average yield	—	1.95%	1.95%
Asset-backed securities substantially guaranteed by the United States Government
Amortized cost	3,032	—	3,032
Fair value	3,014	—	3,014
Weighted average yield	0.96%	—	0.96%
Agency securities
Amortized cost	1,006	—	1,006
Fair value	991	—	991
Weighted average yield	2.55%	—	2.55%
Total available for sale securities

Amortized cost	$4,894	$24,919	$29,813

Fair value	$4,863	$24,382	$29,245

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

December 31, 2012	More than Five Years Through Ten Years	More than Ten Years	Total
Securities available for sale:
Municipal securities
Amortized cost	$—	$2,088	$2,088
Fair value	—	2,132	2,132
Weighted average yield	—	3.10%	3.10%
Collateralized mortgage obligations guaranteed by FNMA and FHLMC
Amortized cost	—	5,594	5,594
Fair value	—	5,611	5,611
Weighted average yield	—	2.16%	2.16%
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC
Amortized cost	—	4,940	4,940
Fair value	—	4,964	4,964
Weighted average yield	—	1.62%	1.62%
Asset-backed securities substantially guaranteed by the United States Government
Amortized cost	3,036	—	3,036
Fair value	3,006	—	3,006
Weighted average yield	1.04%	—	1.04%
Total available for sale securities

Amortized cost	$3,036	$12,622	$15,658

Fair value	$3,006	$12,707	$15,713

Note 3. Loans and Allowance for Loan Losses

The table below sets forth loans at December 31, 2013 and 2012:

	December 31,
	2013	2012
Commercial business	$16,932	$12,505
Commercial real estate	38,055	41,489
One- to four-family	119,376	122,601
Mortgage warehouse	31,550	33,094
Home equity	8,942	8,564
Consumer	4,748	5,760

	219,603	224,013
Premiums, net	55	66
Deferred loan costs, net	691	629
Allowance for loan losses	(2,069)	(2,420)

Loans, net	$218,280	$222,288

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

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

Commercial Real Estate. Commercial real estate loans are secured primarily by office buildings, strip mall centers, owner-occupied offices, condominiums, developed lots and land, and construction projects. Commercial real estate loans are underwritten based on the economic viability of the property and creditworthiness of the borrower, with emphasis given to projected cash flow as a percentage of debt service requirements. These loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. Construction projects are generally underwritten based on either the strength of the developer in the case of speculative developments or the strength of the tenant in the case of build-to-suit projects. Repayment of loans secured by income-producing properties generally relies on the successful operation of the real estate project and may be subject to adverse market conditions and the general economy to a greater extent than non-real estate related investments.

One- to Four-Family. One- to four-family residential mortgage loans are underwritten based on the applicant’s employment and credit history and the appraised value of the property. The assets that serve as collateral for these loans could be negatively impacted by declining real estate values, adverse market conditions and the general economy.

Mortgage Warehouse. Mortgage warehouse loans are funded based on agreements with mortgage lenders pursuant to which we purchase legal ownership interests in the individual loans such lenders originate. These loans are typically paid off within 30 days of being funded, when the loan is sold into the secondary market. All loans are underwritten consistent with established programs for permanent financing with investors who have met the Bank’s underwriting criteria.

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The table below sets forth an age analysis of past due loans by loan class as of December 31, 2013 and 2012:

	Commercial Business	Commercial Real Estate	One- to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
December 31, 2013
Past due:
30-59 days	$139	$—	$956	$—	$—	$14	$1,109
60-89 days	—	—	106	—	—	—	106
90 days or more	—	—	1,329	—	—	—	1,329

Total past due	139	—	2,391	—	—	14	2,544
Current	16,793	38,055	116,985	31,550	8,942	4,734	217,059

Total loans	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

December 31, 2012
Past due:
30-59 days	$—	$—	$2,773	$—	$—	$18	$2,791
60-89 days	—	—	45	—	—	—	45
90 days or more	—	—	321	—	—	—	321

Total past due	—	—	3,139	—	—	18	3,157
Current	12,505	41,489	119,462	33,094	8,564	5,742	220,856

Total loans	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

The Bank uses a 10-point internal risk rating system for loans, which provides a comprehensive analysis of the credit risk inherent in each loan. The rating system provides for five pass ratings. Rating grades six through ten comprise the adversely rated credits. The Bank classifies problem and potential problem loans for all loan types using the classifications of special mention, substandard, substandard nonaccrual, doubtful and loss, which correspond to the risk ratings of six, seven, eight, nine and ten, respectively. The classifications are updated when warranted.

A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard and substandard nonaccrual loans include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans or portions of loans classified as loss, are considered uncollectible and of such little value that their continuance is not warranted. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management’s close attention, are required to be designated as special mention.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The table below sets forth a summary of loans by grade or classification as of December 31, 2013 and 2012:

	Commercial Business	Commercial Real Estate	One- to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
December 31, 2013
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$16,793	$36,892	$115,974	$31,550	$8,879	$4,739	$214,827
Special mention	139	—	160	—	41	—	340
Substandard	—	—	1,292	—	—	1	1,293
Substandard nonaccrual	—	1,163	1,950	—	22	8	3,143
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

December 31, 2012
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$12,505	$36,568	$117,232	$33,094	$8,564	$5,739	$213,702
Special mention	—	—	157	—	—	—	157
Substandard	—	246	1,888	—	—	6	2,140
Substandard nonaccrual	—	4,675	3,324	—	—	15	8,014
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The table below summarizes impaired loans and nonperforming loans by loan class at December 31, 2013 and 2012:

	Commercial Business	Commercial Real Estate	One-to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
December 31, 2013
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$1,163	$375	$—	$22	$6	$1,566
Impaired loans with no allowance for loan losses	—	—	2,330	—	—	2	2,332

Total impaired loans	$—	$1,163	$2,705	$—	$22	$8	$3,898

Unpaid principal balance of impaired loans	$—	$1,547	$2,765	$—	$23	$19	$4,354
Allowance for loan losses on impaired loans	$—	$434	$112	$—	$22	$3	$571
Average recorded investment in impaired loans	$—	$2,283	$3,162	$—	$14	$14	$5,473
Troubled debt restructurings (not including nonaccrual loans)	$—	$—	$755	$—	$—	$1	$756
Nonperforming loans:
Nonaccrual loans	$—	$1,163	$1,950	$—	$22	$8	$3,143
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$1,163	$1,950	$—	$22	$8	$3,143

December 31, 2012
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$4,675	$384	$—	$—	$11	$5,070
Impaired loans with no allowance for loan losses	—	—	3,594	—	—	10	3,604

Total impaired loans	$—	$4,675	$3,978	$—	$—	$21	$8,674

Unpaid principal balance of impaired loans	$—	$4,675	$3,978	$—	$—	$21	$8,674
Allowance for loan losses on impaired loans	$—	$610	$90	$—	$—	$3	$703
Average recorded investment in impaired loans	$—	$5,412	$2,321	$—	$5	$24	$7,762
Troubled debt restructurings (not including nonaccrual loans)	$—	$—	$—	$—	$—	$10	$10
Nonperforming loans:
Nonaccrual loans	$—	$4,675	$3,324	$—	$—	$15	$8,014
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$4,675	$3,324	$—	$—	$15	$8,014

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

For the years ended December 31, 2013 and 2012, gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms was $179 and $586, respectively. Interest income recognized on such loans, substantially on a cash basis, for the years ended December 31, 2013 and 2012 was $19 and $514, respectively.

The table below sets forth a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2013 and 2012 and total investment in loans at December 31, 2013 and 2012:

	Commercial Business	Commercial Real Estate	One- to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
Year Ended December 31, 2013
Allowance for loan losses:
Balance beginning of year	$326	$1,215	$731	$—	$83	$65	$2,420
Provision for loan losses	153	431	(325)	—	(13)	(19)	227
Loans charged to allowance	—	(504)	(82)	—	—	(14)	(600)
Recoveries of loans previously charged off	—	—	1	—	8	13	22

Balance, end of period	$479	$1,142	$325	$—	$78	$45	$2,069

Ending balance: individually evaluated for impairment	$—	$434	$112	$—	$22	$3	$571

Ending balance: collectively evaluated for impairment	$479	$708	$213	$—	$56	$42	$1,498

Loans:
Ending balance	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

Ending balance: individually evaluated for impairment	$—	$1,163	$2,705	$—	$22	$8	$3,898

Ending balance: collectively evaluated for impairment	$16,932	$36,892	$116,671	$31,550	$8,920	$4,740	$215,705

Year Ended December 31, 2012
Allowance for loan losses:
Balance beginning of year	$130	$624	$778	$—	$133	$89	$1,754
Provision for loan losses	196	591	248	—	(26)	9	1,018
Loans charged to allowance	—	—	(297)	—	(28)	(46)	(371)
Recoveries of loans previously charged off	—	—	2	—	4	13	19

Balance, end of period	$326	$1,215	$731	$—	$83	$65	$2,420

Ending balance: individually evaluated for impairment	$—	$610	$90	$—	$—	$3	$703

Ending balance: collectively evaluated for impairment	$326	$605	$641	$—	$83	$62	$1,717

Loans:
Ending balance	$12,505	$41,489	$122,601	$33,094	$8,564	$5,760	$224,013

Ending balance: individually evaluated for impairment	$—	$4,675	$3,978	$—	$—	$21	$8,674

Ending balance: collectively evaluated for impairment	$12,505	$36,814	$118,623	$33,094	$8,564	$5,739	$215,339

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The $791 decrease in the provision for loan losses for the year ended December 31, 2013 as compared to December 31, 2012 was primarily attributable to a lower amount of nonperforming loans during 2013 and improvements in the economy which are factored into our allowance for loan losses methodology.

The Company provided an allocated allowance for loan losses of $115 and $328 to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2013 and 2012, respectively. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2013 or 2012.

During the year ended December 31, 2013, one loan, which was previously modified during 2012, was modified to reduce the interest rate and to extend the interest only payment terms for 12 months. During the year ended December 31, 2012, one loan was modified to reduce the interest rate and to extend the interest only payment terms to 24 months.

During the year ended December 31, 2013 there was an additional $22,000 additional allowance for loan and lease losses and no charge-offs of principal for loans that were classified as trouble debt restructurings. During the year ended December 31, 2012, there were no additional allowance for loan and lease losses or principal charge-offs for loans that were classified as troubled debt restructurings. The table below sets forth a summary of troubled debt restructurings for the years ended December 31, 2013 and 2012:

	Number of Contracts	Pre-Restructuring Outstanding Recorded Investment	Post-Restructuring Outstanding Recorded Investment
December 31, 2013
Commercial business	—	$—	$—
Commercial real estate	—	—	—
One- to four-family	1	392	392
Mortgage warehouse	—	—	—
Home equity	—	—	—
Consumer	—	—	—

	1	$392	$392

December 31, 2012
Commercial business	—	—	—
Commercial real estate	—	—	—
One- to four-family	1	392	392
Mortgage warehouse	—	—	—
Home equity	—	—	—
Consumer	—	—	—

	1	$392	$392

During 2013 and 2012, there were no defaults, on loans restructured during the previous 12 months, as applicable.

The Bank originated, for sale, $51,329 and $79,854 in mortgage loans during the years ended December 31, 2013 and 2012, respectively.

Proceeds on sale of loans were $58,221 and $79,541 during the years ended December 31, 2013 and 2012, respectively. Gains on sales of these loans were $1,448 and $2,093 during the years ended December 31, 2013

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

and 2012, respectively. These loans were sold with servicing rights released. For the year ended December 31, 2013, $1,170 of loans were transferred from portfolio to loans held for sale. No loans were transferred from portfolio to loans held for sale during the year ended December 31, 2012. At December 31, 2013 and 2012, loans serviced for the benefit of others amounted to $4,452 and $1,591, respectively.

Note 4. Premises and Equipment

The table below sets forth the Company’s premises and equipment at December 31, 2013 and 2012:

	December 31,
	2013	2012
Land	$1,064	$1,064
Building and improvements	3,741	3,742
Furniture and fixtures	1,151	1,238
Computer equipment	468	561
Leasehold improvements	962	962

	7,386	7,567
Less accumulated depreciation and amortization	3,333	3,318

	$4,053	$4,249

Depreciation and amortization expense was $269 and $283 for the years ended December 31, 2013 and 2012, respectively.

The Bank also leases certain branch facilities under non-cancelable operating leases which expire at various times through March 31, 2017. Rental expense related to these leases was $173 and $168 for the years ended December 31, 2013 and 2012, respectively, and is included in occupancy costs in the consolidated statements of income. During 2013 the Bank closed two of its branch offices. There was no additional depreciation expense or amortization expense associated with the closing of these two offices.

The table below sets forth future minimum rental payments due under non-cancelable branch and equipment operating leases at December 31, 2013:

2014	$240
2015	268
2016	268
2017	249
2018	162
Thereafter	133

$1,320

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 5. Deposits

The table below sets forth deposits as of December 31, 2013 and 2012:

	December 31,
	2013	Percent of Total	2012	Percent of Total
Transaction accounts:
Noninterest-bearing demand	$29,219	11%	$22,336	9%
Interest-bearing demand	55,803	21%	54,163	23%
Money market	39,068	15%	38,804	17%
Savings accounts	36,536	14%	36,298	16%

Total transaction accounts	160,626	61%	151,601	65%

Certificates of deposit:
Less than 1.00%	47,480	18%	38,338	16%
1.00% - 1.99%	44,121	17%	31,490	14%
2.00% - 2.99%	7,759	3%	9,004	4%
3.00% - 3.99%	1,300	1%	1,870	1%
4.00% - 4.99%	—	—%	37	—%

Total certificates of deposit	100,660	39%	80,739	35%

Total deposits	$261,286	100%	$232,340	100%

The table below sets forth scheduled maturities of certificates of deposit accounts at December 31, 2013:

2014	$47,297
2015	24,057
2016	15,922
2017	3,262
2018	10,122

$100,660

Certificates of deposit having a balance of $100 or more at December 31, 2013 and 2012 totaled $70,674 and $58,232, respectively. Transaction accounts having a balance of $100 or more at December 31, 2013 and 2012 totaled $88,524 and $76,710, respectively. Deposit amounts in excess of $250 are generally not federally insured.

Brokered deposits at December 31, 2013 and 2012 totaled $202 and $351, respectively.

The table below sets forth interest expense by deposit type for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Interest-bearing demand	$70	69
Money market	67	81
Savings accounts	19	41
Certificates of deposit	1,109	942

Total interest on deposits	$1,265	$1,133

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 6. Borrowings

The Bank periodically borrows from the FHLB of Dallas. The table below sets forth borrowings at December 31, 2013 and 2012:

December 31, 2013
Maturity Date	Interest Rate	Current Balance
01/05/2015	0.743%	$250
07/03/2015	0.802	250
09/08/2015	0.785	392
09/08/2015	0.785	918
09/08/2015	0.785	1,843
01/04/2016	0.861	250
09/06/2016	0.956	1,000
09/06/2018	1.526	500
09/06/2018	1.526	1,470
02/01/2023	2.325	725

Total gross borrowings		7,598
Unamortized prepayment penalty		(230)

Net borrowings		$7,368

December 31, 2012
Maturity Date	Interest Rate	Current Balance
01/02/2013	0.210%	$4,500
01/25/2013	0.080	10,000
09/08/2015	0.785	392
09/08/2015	0.785	918
09/08/2015	0.785	1,843
09/06/2016	0.956	1,000
09/06/2018	1.526	500
09/06/2018	1.526	1,470

Total gross borrowings		20,623
Unamortized prepayment penalty		(307)

Net borrowings		$20,316

All of our borrowings from the FHLB have a fixed interest rate. These borrowings are secured by FHLB of Dallas stock, real estate loans and securities totaling $89,421 and $105,705, at December 31, 2013 and December 31, 2012, respectively. The Bank had remaining credit available under the FHLB borrowing program of $81,824 and $85,079 at December 31, 2013 and December 31, 2012, respectively.

During the third quarter of 2012, the Bank prepaid $6,123 of borrowings from the FHLB maturing in years 2013 through 2014, with a weighted-average rate of 3.46% and an average remaining term of 1.29 years. These borrowings were replaced with $6,123 of new borrowings from the FHLB maturing in years 2015 through 2018, with a weighted-average rate of 2.40% and an average remaining term of 4.02 years.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The Bank paid $325 of prepayment fees to the FHLB in order to increase the duration and reduce interest costs of these borrowings. Such fees were deferred and are being recognized in interest expense using the interest method as an adjustment to the cost of the new borrowings over their remaining term.

Note 7. Income Taxes

The table below sets forth income tax expense for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Current expense:
Federal	$411	$895
State	19	29

	430	924
Deferred tax (benefit) expense	166	(311)

Total tax expense	$596	$613

The table below sets forth income tax expense for the years ended December 31, 2013 and 2012 computed by applying the applicable United States federal income tax rate, reconciled to tax expense computed at the effective income tax rate:

	Years Ended December 31,
	2013	2012
Federal income tax at expected rate of 34%	$626	$723
Tax-exempt interest	(49)	(38)
BOLI income	(88)	(90)
State income taxes	19	29
Other	88	(11)

Total income tax expense	$596	$613

Effective tax rate	32.4%	28.8%

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The table below sets forth the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$550	$697
Nonaccrual loans	66	26
Unrealized loss on available for sale securities	194	—
Accrued employee benefits	77	151
Property and improvements	67	87
Other	4	7

Total deferred tax assets	958	968

Deferred tax liabilities:
Unrealized gain on available for sale securities	—	19
Other	1	39

Total deferred tax liabilities	1	58

Deferred income taxes, net	$957	$910

The Company has no net loss carryforward for income tax purposes. No valuation allowances have been recorded against deferred taxes at December 31, 2013 and 2012.

Note 8. Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

The table below sets forth the approximate amounts of these financial instruments at December 31, 2013 and 2012:

	December 31,
	2013	2012
Commitments to extend credit	$42,253	$22,688

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, single and multi-family residences, plant and equipment, cattle and income-producing commercial properties. At December 31, 2013 and December 31, 2012, commitments to fund fixed rate loans of $22,755 and $9,803, respectively, were included in the commitments to extend credit. Interest rates on these commitments to fund fixed rate loans, including unsecured loans, ranged from 3.49% to 17.9% at December 31, 2013 and from 2.63% to 17.9% at December 31, 2012.

The Company has not incurred any significant losses on its commitments during the years ended December 31, 2013 or 2012. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

Note 9. Contingencies

The Company is involved from time to time in various claims arising in the normal course of business. In the opinion of management, the ultimate liability from these matters, if any, will not be significant to the Company’s financial position or results of operations.

Note 10. Concentrations of Credit Risk

Most of the Company’s business activity is with customers located within the Dallas-Fort Worth Metroplex. Therefore, the Company’s exposure to credit risk could be significantly affected by changes in the economy of the Dallas-Fort Worth Metroplex.

The Bank makes loans to the general public, which includes employees and former employees of the Bank’s former sponsor companies when it operated as a credit union. The former sponsor companies are Frito-Lay, Inc., KFC Corporation, Pizza Hut, Inc., Taco Bell Corporation., Yum! Brands, Inc., A&W Restaurants, Inc., Long John Silver’s, Inc., and various divisions of PepsiCo. This concentration of credit risk could unfavorably impact the level of credit risk of the Bank should events occur, such as employment curtailments, temporary layoffs, etc., at these former sponsor organizations. Management believes that the secured nature of the majority of these loans mitigates this risk.

Note 11. Related Parties

In the ordinary course of business, the Bank has, and expects to continue to have, transactions, including borrowings, with its executive officers, directors, and their affiliates. The table below sets forth loan activity for executive officers, directors and their affiliates for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Balance, beginning of year	$5,426	$2,799
New loans	22	2,889
Repayments and sales	(4,679)	(262)

Balance, end of year	$769	$5,426

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Deposits from executive officers, directors and their affiliates were $1,685 and $1,935 at December 31, 2013 and 2012, respectively.

Note 12. Employee Benefits

Defined Contribution Plan. The Bank’s 401(k) plan covers all eligible employees, as defined therein. The Bank matches 100% of employee contributions up to 5% of an employee’s salary. The Bank made matching contributions totaling $158 and $152 during the years ended December 31, 2013 and 2012, respectively.

The Bank had a nonqualified deferred compensation plan for the benefit of one executive officer. This plan matured and paid the executive $243 during the second quarter of 2013. The Bank has no remaining obligation under such plan. The Bank funded its obligations pursuant to this plan with a fixed rate annuity. Expense related to this plan of $19 and $47 was recorded for the years ended December 31, 2013 and 2012, respectively.

ESOP. In conjunction with the Company’s initial public offering, the Bank adopted the ESOP for eligible employees. The ESOP has purchased 138,000 shares of the Company’s common stock for allocation to participants thereunder.

To be eligible to participate in the ESOP, employees must have completed at least 1,000 hours of service during each plan year, which begins on January 1st. Benefits issued under the ESOP vest over a period of six years, with 20% of the benefits vesting following two years of service and the remaining 80% vesting at a rate of 20% for each additional year of service thereafter. The Bank makes minimum annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares are pledged as collateral on the ESOP loan. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and the compensation of each participant.

The table below sets forth the ESOP shares at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Allocated shares	18,652	6,367
Unearned shares	119,348	131,633
Total ESOP Shares	138,000	138,000
Fair value of unearned shares (in thousands)	$2,356	$1,927
Compensation expense recognized from the release of share from ESOP (in thousands)	$127	$97

Note 13. Stock-based Compensation

On May 17, 2012, the Company established the 2012 Equity Incentive Plan (the “Plan”), a long-term incentive plan under which 241,500 common shares were authorized for equity-based awards. The Plan has been approved by the Company’s stockholders and the Compensation Committee of the Company’s board of directors (the “Committee”) administers the Plan.

The types of awards that may be granted under the Plan include stock options, restricted stock and restricted stock units. As of December 31, 2013, 43,075 shares remain available for future issuance under the Plan. Prior to

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

the establishment of the Plan, there was no equity incentive plan. Awards under the Plan are evidenced by an award agreement that: (i) specifies the number of stock options, restricted shares or restricted stock units covered by the award; (ii) specifies the date of grant; (iii) specifies the vesting period or conditions to vesting; and (iv) contains such other terms and conditions not inconsistent with the Plan, including the effect of termination of a participant’s employment or service with the Company as the Committee may, in its discretion, prescribe. The exercise price for stock options granted under the Plan must be at least equal to the fair value of a share of the Company’s common stock on the date of grant. Options are granted at such time as the Committee determines and in no event does the exercise period exceed a maximum of 10 years. Upon a change-in-control of the Company, as defined in the Plan, all outstanding options and non-vested restricted stock awards and units immediately vest.

The table below sets forth share-based compensation expense for the years ended December 31, 2013 and 2012:

	Twelve Months Ended December 31,
	2013	2012
Share-based compensation expense
Stock options	$103	$8
Restricted stock	98	8

Total compensation expense recognized	$201	$16

As of December 31, 2013, the Company had $1,710 of unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over 4.5 years.

The table below sets forth a summary of stock option activity under the Plan for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2012	—	$—	$—
Granted	69,500	15.25	17
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2012	69,500	15.25	313
Granted	83,625	19.40	—
Exercised	(450)	15.25	2
Canceled	—	—

Outstanding at December 31, 2013	152,675	$17.52	$338

Vested and exercisable at December 31, 2013	13,450	$15.25	$60
Vested and exercisable weighted average remaining contractual terms at December 31, 2013 (in years)	9
Vested and expected to vest	152,675	$17.52	$338
Unrecognized compensation expense related to unvested awards at December 31, 2013	—
Weighted average period over which expense is expected to be recognized at December 31, 2013 (in years)	—

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

The table below sets forth the assumptions used in determining fair value of options granted during the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Weighted-average grant date fair value	$8.78	$6.34
Weighted-average assumptions used:
Expected volatility	29.83%	29.92%
Expected life (years)	10	10
Risk-free rate	2.77%	1.61%
Expected dividend yield	—%	—%

The exercise price of stock options granted under the Plan must be at least equal to the fair value of a share of the Company’s common stock on the date of grant, which is the final sales price of the Company’s common stock as reported on such date. Accordingly, no intrinsic value exists on the option on the grant date.

The table below sets forth a summary of restricted stock activity under the Plan for the years ended December 31, 2013 and 2012:

	Number of Shares	Grant Date Weighted-Average Cost
Unvested at January 1, 2012	—	$—
Granted	30,000	15.25
Vested	—	—
Canceled	—	—

Unvested at December 31, 2012	30,000	15.25
Granted	15,300	19.40
Vested	(6,000)	15.25
Canceled	—	—

Unvested at December 31, 2013	39,300	$16.87

Note 14. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in applicable regulations) to risk-weighted assets (as defined in applicable regulation), of core capital (as defined in applicable

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

regulations) to adjusted tangible assets (as defined in applicable regulations) and of tangible capital (as defined in applicable regulations) to tangible assets. As of December 31, 2013 and 2012, the Bank met all capital adequacy requirements to which it was subject without giving effect to the Basel III capital rules adopted by the Federal Reserve on July 2, 2013.

The table below sets forth the Bank’s capital ratios as of December 31, 2013 and 2012 (without giving effect to the final Basel III capital rules):

	Actual		Minimum for Capital Adequacy Purposes		Maximum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk weighted assets	$32,875	14.49%	$18,153	8.00%	$22,691	10.00%
Tier 1 capital to risk weighted assets	30,806	13.58%	9,076	4.00%	13,615	6.00%
Tier 1 capital to assets	30,806	10.07%	12,243	4.00%	15,303	5.00%

December 31, 2012
Total capital to risk weighted assets	$32,866	15.56%	$16,894	8.00%	$21,118	10.00%
Tier 1 capital to risk weighted assets	30,446	14.42%	8,447	4.00%	12,671	6.00%
Tier 1 capital to assets	30,446	10.59%	11,497	4.00%	14,371	5.00%

Note 15. Fair Value Measurements

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

(Dollars in thousands, except per share amounts)

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

The table below sets forth the assets and liabilities reported on the consolidated balance sheet at their fair value as of December 31, 2013 and December 31, 2012 by level within the ASC 820 fair value measurement hierarchy:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2013
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$9,365	$—	$9,365	$—
Collateralized mortgage obligations	4,413	—	4,413	—
Mortgage-backed securities	11,462	—	11,462	—
Asset-backed securities	3,014	—	3,014	—
U. S. Agency securities	991	—	991	—
Fixed annuity investment	1,264	—	1,264	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	995	—	—	995
OREO	81	—	—	81

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

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

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

Certain financial assets are measured at fair value on a nonrecurring basis. The instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Certain impaired loans are reported at the fair value of underlying collateral if repayment is expected solely from the collateral. OREO is initially recorded at fair value less estimated costs of disposal, which establishes a new cost basis.

For the years ended December 31, 2013 and 2012, loans with principal balances of $1,566 and $5,070 respectively, were re-measured and additional provisions for losses of $571 and $703, respectively, were recorded.

There were no transfers into or out of Level 3 categorization for the periods presented.

The table below sets forth Level 3 impaired loans measured at fair value on a non-recurring basis at December 31, 2013 and 2012 and the significant unobservable inputs used in the fair value measurements, significant unobservable inputs for OREO for comparable periods were not considered material:

December 31, 2013
Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range (Weighted Average)
Impaired loans	$728	Income method	Capitalization rate	Commercial real estate	6.5%
Impaired loans	$263	Comparable sales	Adjustments for differences between comparable sales	One-to-four family	(6)%-16%
Impaired loans	$ 4	Collateral method	NA	Consumer	N/A

December 31, 2012
Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range (Weighted Average)
Impaired loans	$2,899	Collateral method	Adjustments for selling costs	Commercial real estate	N/A
Impaired loans	$1,166	Income method	Adjustments for selling costs	Commercial real estate	N/A
Impaired loans	$ 294	Collateral method	Adjustments for selling costs	One-to-four family	N/A
Impaired loans	$ 9	Collateral method	NA	Consumer	N/A

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 16. Fair Value of Financial Instruments

The table below sets forth the estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$37,564	$37,564	$23,933	$23,933
Level 2 inputs:
Securities available for sale	29,245	29,245	15,713	15,713
Fixed annuity investment	1,264	1,264	1,223	1,223
Federal Reserve Bank stock	350	N/A	—	—
Federal Home Loan Bank stock	440	N/A	1,099	N/A
Restricted stock	50	N/A	50	N/A
Accrued interest receivable	846	846	724	724
Level 3 inputs:
Loans and loans held for sale	220,126	220,122	229,578	229,219
Financial liabilities:
Level 2 inputs:
Deposits	261,286	261,715	232,340	232,530
Accrued interest payable	10	10	9	9
Borrowings	7,368	7,217	20,316	20,334

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

Securities. See “Note 15—Fair Value Measurements” for additional information related to methods and assumptions used to estimate fair values for securities. It was not practicable to determine the fair value of Federal Reserve Bank stock, FHLB stock and other restricted securities due to restrictions on the transferability of such securities.

Fixed annuity investment. The carrying amount approximates fair value.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

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

Borrowings from the FHLB. The fair value of borrowings from the FHLB maturing within 90 days approximates carrying value. Fair value of other borrowings is based on the discounted value of contractual cash flows based on the Bank’s current incremental borrowing rate for similar borrowing arrangements.

Accrued interest. The carrying amounts of accrued interest approximate their fair values.

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Note 17. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for the Company should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$42	$593
Investment in Bank	31,066	30,911
ESOP note receivable	1,277	1,333
Other assets	462	323

Total assets	$32,847	$33,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$31	$120

Stockholders’ Equity:
Common stock	16	16
Additional paid-in-capital	14,014	14,453
Unallocated ESOP shares	(1,242)	(1,314)
Retained earnings-substantially restricted	20,402	19,849
Accumulated other comprehensive income, net	(374)	36

Total stockholders’ equity	32,816	33,040

Total liabilities and stockholders’ equity	$32,847	$33,160

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Statements of Income

	Years Ended December 31,
	2013	2012
Dividend income from Bank	$1,350	$—
Interest income on ESOP note receivable	43	44
Noninterest expense	(528)	(526)

Income (loss) before income tax benefit and equity in undistributed income of Bank	865	(482)
Income tax benefit	(165)	(164)

Net loss before equity in undistributed income of Bank	1,030	(318)
Equity in undistributed income of Bank	215	1,832

Net income	$1,245	$1,514

SP Bancorp, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash flows used in operating activities:
Net income	$1,245	$1,514
Adjustments to reconcile net income to net cash flow used in operating activities:
Equity in undistributed net income of Bank	(215)	(1,832)
Other noncash expense	(18)	16
Increase in other assets	(139)	(205)
Increase (decrease) in other liabilities	(89)	100

Net cash used in operating activities	784	(407)

Cash flows provided by (used in) investing activities:
Repayment of ESOP note receivable	56	46

Net cash provided by (used in) investing activities	56	46

Cash flows used in financing activities:
Proceeds from stock option exercises	7	—
Repurchases of common stock	(1,398)	(1,163)

Net cash used in financing activities	(1,391)	(1,163)

Net change in cash and cash equivalents	(551)	(1,524)
Cash and cash equivalents at beginning of year	593	2,117

Cash and cash equivalents at end of year	$42	$593