Form 10-K/A
period 2013-12-31
SP Bancorp, Inc.
filed 2014-04-30
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

SP Bancorp, Inc., a Maryland corporation (together with its direct and indirect subsidiaries, “SharePlus Bank”, “we”, “us”, “our” or the “company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (the “Original Filing”). This Amendment only amends Part III of the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated into the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the additional information required by Part III of Form 10-K because a definitive proxy statement containing such information may not be filed by the company within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Original Filing.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. As required by Rule 12b-15 promulgated under the Exchange Act, new certifications by the company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Our Board is comprised of 10 directors, and is divided into three classes (Class I, Class II and Class III), Class I consisting of four directors and Class II and Class III each consisting of three directors, with one class of directors elected at the annual meeting each year. Directors are generally elected to serve for a three-year period and until such time as their respective successors have been duly qualified and elected. The table below sets forth certain information regarding our directors and our executive officers. There are no family relationships among any of our directors or executive officers.

Name	Age	Positions Held
		Directors
Paul M. Zmigrosky	61	Chairman of the Board
Christopher C. Cozby	50	Director
Carl W. Forsythe	56	Director
P. Stan Keith	54	Director
David C. Rader	65	Director
Randy Sloan	51	Director
David L. Stephens	62	Director
Lora J. Villarreal	70	Director
Jeffrey L. Weaver	58	President, Chief Executive Officer and Director
Jeffrey B. Williams	44	Director
		EXECUTIVE OFFICERS
Suzanne C. Salls	55	Executive Vice President and Chief Financial Officer
M. Gaye Rowland	58	Senior Vice President, Retail Lending

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of the Company’s directors and executive officers is set forth below. With respect to our directors, the biographies also contain information regarding such person’s specific experience, qualifications, attributes or skills that caused the Nominating Committee and the Board to determine that such person was qualified to serve as a director of the Company. Each director also serves as a director of the Bank. Unless otherwise indicated, directors and executive officers have held their respective positions for the past five years.

Directors:

Christopher C. Cozby is senior vice president at CB Richard Ellis, a commercial real estate firm based in Los Angeles, California that offers a full range of services for property owners, tenants and investors, where he is in charge of retail investment sales for Texas and the surrounding southwest states. He has served in that position since April 2010. Prior to CB Richard Ellis, Mr. Cozby was a principal at Thackeray Partners, a real estate private equity firm. Mr. Cozby graduated from the University of Texas with a BA in Economics. Mr. Cozby’s experience with local and regional real estate sales and development provides the Board with assistance in assessing local real estate values, trends and developments, in identifying potential new lending customers and in assessing the relative risk of projects and properties securing loans made by the Bank.

Carl W. Forsythe is president and chief executive officer of Globe Composite Solutions, Ltd., a privately held manufacturer of high-performance composite components for industrial and military applications, a position he has held since 2002. Mr. Forsythe is also a business advisor to Rebel Coast Winery, Inc. and iCracked, Inc. He has held numerous executive positions at both private and public companies including Advanta Mortgage

Company, Home Savings/H.F. Ahmanson, Bank One, Michigan National Bank and Comerica Bank. Mr. Forsythe began his career at Ford Motor Company. He received a BA in Biochemistry from Columbia University and a MBA from Cornell University. Mr. Forsythe’s executive management experience in numerous enterprises, including regional and national financial service companies, provides the Board with general business acumen.

P. Stan Keith is president and chief executive officer of The Hope Center Foundation, a not-for-profit entity, located in Plano, Texas that serves over 40 evangelical ministries, a position he has held since December 2012. Previously, from 1992 to 2012, he served as president and chief executive officer of Promettre International Ventures, Inc., a closely held investment corporation involved in angel, early-stage private equity ventures, strategic real estate development financings, and proprietary trading platforms. He was a co-founder of CompUSA, Inc. and served from 1987 to 1992 as executive vice-president-finance, chief financial officer, secretary and treasurer. Mr. Keith is a Certified Public Accountant in Texas and received his BBA in Accounting from the University of Oklahoma. Mr. Keith’s experience in managing the operations of business enterprises provides the Board with general business acumen, and his background as a certified public accountant and senior executive at a high growth public company provides the Board with insight into the accounting and reporting issues faced by the Bank and the Company, and in assessing strategic transactions.

David C. Rader served as executive vice president and chief financial officer for Frito-Lay North America from 1998 until 2010. Mr. Rader currently holds the position of chairman of the board of directors of Sabra Dipping Company, a joint venture between PepsiCo and Strauss Company. He earned both his BS in Electrical Engineering and his MBA from The Ohio State University. Mr. Rader’s executive management experience provides the Board with general business acumen. Additionally, his years of experience as a chief financial officer, including expertise in financial accounting and SEC reporting, provides the Board and the Audit Committee of the Board (the “Audit Committee”) with valuable financial accounting experience. Mr. Rader qualifies as an “audit committee financial expert” as such term is defined in applicable SEC and Nasdaq Stock Market rules.

Randall E. Sloan currently serves as chief information officer of Southwest Airlines Co. and is responsible for overseeing all technology functions for the company. Prior to joining Southwest Airlines, Mr. Sloan served as senior vice president and chief information officer for PepsiCo International’s European businesses based in Switzerland, as well as vice president of enterprise systems development, including the support of all supply chain capabilities within the North American businesses. Mr. Sloan began his IT career as a programmer with Texas Instruments and previously served on the board of directors of the Bank and its credit union predecessor from 2001 to 2006. He holds a BS degree in Information Systems from Pittsburg State University, Pittsburg, Kansas, and is on the board of directors of The Family Place, a Dallas-based non-profit and leading advocate for victims of domestic violence. Mr. Sloan’s executive management experience in information technology and previous experience on the Bank’s board of directors provide the Board with specific support in technology matters as well as general management acumen.

David L. Stephens is president and chief executive officer of Stephens Management Group, which currently includes Bayco Properties & Millennium Imports of Dallas. Mr. Stephens has owned automobile dealerships since 1993 after having served for 13 years in various management positions at Ford Motor Company and was the first African-American auto dealer for Jaguar and Audi brands. He serves on the boards for Paul Quinn College, Baylor Health Care System Foundation Dallas, and the Crystal Charity Ball Advisory Board. He is active in the local United Negro College Fund, American Cancer Society, Crystal Charity Ball, Dallas Museum of Art, the Ron Springs and Everson Walls Gift For Life Foundation, and the African American Museum, among others. Mr. Stephens received his BS in Business Administration from Southern University. Mr. Stephens’ experience in managing the operations of many business enterprises provides the Board with general business acumen.

Dr. Lora J. Villarreal, Ph.D. formerly served as executive vice president and chief people officer of Affiliated Computer Services Inc. (“ACS”), a Xerox company from 2007 until 2013. Dr. Villarreal has more than 20 years of business, human resources and administration experience. Prior to employment with ACS, she served as president of the Human Resources Group, Inc. Dr. Villarreal also served as vice president of human resources for Transamerica Real Estate Information Companies. Additionally, she served various positions with First Data Resources, including vice president of administration for a start-up operation in Mexico City, which included human resources, training, purchasing, facilities and public relations. She holds a BS degree from Bellevue University, a MS from Central Michigan University and a Ph.D. in philosophy and management from California Coast University. Dr. Villarreal’s vast professional experience in the areas of business, human resources and administration make her a valuable asset to the Board and to the Compensation Committee on which she serves.

Jeffrey L. Weaver has been President and Chief Executive Officer of the Company since its formation in 2010 and of the Bank since July 2005. Previously, he served as an executive vice president of a multi-billion dollar bank in Dallas, Texas. Mr. Weaver has over 30 years of diverse banking and management experience with both national and regional banking institutions. He earned his BA from Southwestern University, Georgetown, Texas, and his MBA from Baylor University. He currently serves on the board of Dallas After School, a nonprofit focused on quality afterschool programs for Dallas area youth. Mr. Weaver’s significant and varied banking experience as well as continued participation in financial industry trade associations provides the Board with a perspective on the day-to-day operations of the Bank, local business opportunities, and assists the Board in assessing the trends and developments in the financial institutions industry on a local and national basis.

Jeffrey B. Williams is an attorney and founding partner of the law firm Williams Anderson & Ryan LLP in Dallas, a position he has held since 2009. From 2005 to 2008, Mr. Williams served as General Counsel of a hospitality/real estate development firm. From 2000 to 2005, Mr. Williams was an associate attorney with the international law firm Vinson & Elkins L.L.P., working in its Business and International Section. He holds a BBA in International Business and Entrepreneurship from Baylor University, and received his Juris Doctor with honors from Georgetown University Law Center. His legal experience provides the Board with insight on legal matters involving the Bank and the Company, and his local contacts with customers and businesses assist the Bank with business generation and product offerings.

Paul M. Zmigrosky has served as Chairman of our Board since 2002. He is also vice chairman of Roskam Baking Company, a privately held company in Grand Rapids, Michigan. He previously served as senior vice president of strategic sourcing for PepsiCo Americas Foods, which includes Frito-Lay and Quaker Oats from 2002 to 2012. Mr. Zmigrosky was with PepsiCo for more than 30 years and held numerous leadership positions in both operations and finance as well as strategic sourcing. He graduated from Duquesne University in Pittsburgh and holds an MBA from the University of Texas. Mr. Zmigrosky’s executive management experience provides the Board with general business acumen. Additionally, his years of experience with one of the Bank’s former sponsor companies provide the Board with insight as to how to best service the banking needs of this part of the Bank’s customer base.

Executive Officers Who Are Not Also Directors:

Suzanne C. Salls has been Executive Vice President and Chief Financial Officer of the Company since January 2013, prior to which she had served as Senior Vice President and Chief Financial Officer of the Company since its formation in 2010 and as Chief Financial Officer of the Bank since 2005. She has over 25 years of experience in the financial services industry. She began her career as an auditor with KPMG and later transitioned into banking, serving various accounting and management roles in several Texas community banks. She is a Certified Public Accountant and obtained a BBA in Accounting from Texas Tech University, where she graduated cum laude.

M. Gaye Rowland is Senior Vice President Retail Lending of the Bank, a position she has held since 2007. Prior to this appointment, she ran her own mortgage company for several years and managed lending for several Dallas banks. She has over 30 years’ experience in the banking industry. Ms. Rowland attended Illinois State University, Arizona State University and several banking schools, including Risk Management Association and Bank Administration Institute.

Audit Committee of the Board

The Board has established a standing Audit Committee. In 2013, the Audit Committee was composed of David C. Rader, Committee Chairman, and members Carl W. Forsythe and P. Stan Keith. The Board determined that each member of the Audit Committee is an “independent director” as defined by Rule 5605(a)(2) of the Nasdaq Stock Market Rules and Rule 10A-3 of the Exchange Act, and that Mr. Rader meets the definition of “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics for Senior Officers that is applicable to our senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. In addition, we have adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by our directors, executive officers and employees. The Code of Ethics and Business Conduct requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest

A copy of our Code of Ethics for Senior Officers and our Code of Ethics and Business Conduct is available on our website, www.shareplus.com. Any amendments to or waivers of our Code of Ethics for Senior Officers will also be disclosed on our website. There were no such amendments or waivers in 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of our Common Stock (“10% beneficial owners”) to file reports on Forms 3, 4, and 5 with the SEC disclosing such beneficial ownership and any changes in beneficial ownership of our Common Stock. SEC rules require that we disclose in our Proxy Statement or Annual Report on Form 10-K the failure by any executive officer, director, or 10% beneficial owner of our Common Stock to file a required Form 3, 4, or 5 on a timely basis.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, except as set forth below, each of our executive officers, directors and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended December 31, 2013:

•	the Form 3 reporting Randall E. Sloan’s initial beneficial ownership was filed late;

•	one report on Form 4 for Randall E. Sloan was filed late, resulting in two transactions that were not reported on a timely basis;

•	one report on Form 4 for Lora J. Villarreal was filed late, resulting in two transactions that were not reported on a timely basis; and

•	Jeff Weaver failed to timely file a Form 4 with respect to one transaction, which was subsequently reported on a Form 5 that was filed on a timely basis.

ITEM 11.    Executive Compensation

Summary Compensation Table. The following table sets forth the total compensation paid to or earned by Jeffrey L. Weaver, our President and Chief Executive Officer, Suzanne C. Salls, our Executive Vice President and Chief Financial Officer and M. Gaye Rowland, our Senior Vice President, Retail Lending, for the years ended December 31, 2013 and 2012, respectively. We refer to these individuals herein as our named executive officers or “NEOs”.

	Summary Compensation Table
Name and Principal Position with the Company	Fiscal Year Ended	Salary	Bonus	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Compensation		All Other Compensation (4)	Total Compensation
Jeffrey L. Weaver	2013	255,691	—	58,200	122,888	62,770	(1)	65,620	565,169
President and Chief Executive Officer	2012	249,962	—	45,750	95,106	81,035	(3)	87,477	559,330
Suzanne C. Salls	2013	155,295	—	19,400	35,111	32,741	(1)	22,141	264,688
Executive Vice President and	2012	147,544	—	30,500	31,702	39,860	(3)	17,523	267,129
Chief Financial Officer
M. Gaye Rowland	2013	156,413	—	19,400	30,722	30,630	(1)	21,954	259,119
Senior Vice President, Retail Lending	2012	151,796	—	30,500	31,702	41,952	(3)	19,058	275,008

(1)	Reflects cash amounts earned in 2013 and paid in 2014 pursuant to the terms of the 2013 Short-Term Incentive Plan, as described below.
(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards of restricted stock and grants of stock options during the fiscal year. The assumptions used in valuing the restricted stock awards and stock option awards are set forth in Note 13 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2013.
(3)	Reflects cash amounts earned in 2012 and paid in 2013 pursuant to the terms of the 2012 Short-Term Incentive Plan, as described below.
(4)	Reflects amounts paid or reimbursed to the applicable NEO for various benefits and perquisites that we provide. The table below provides a break-down of all other compensation included in the “Summary Compensation Table.”

	All Other Compensation
	Mr. Weaver	Ms. Salls	Ms. Rowland
2013:
Employer 401(k) Matching Contribution	$13,385	$7,827	$7,848
Employee Stock Ownership Plan	12,337	9,538	9,690
Personal Use of Automobile	12,000	—	—
Non-qualified Deferred Compensation	19,493	—	—
Health Insurance	8,405	4,776	4,416

Total	$65,620	$22,141	$21,954

2012:
Employer 401(k) Matching Contribution	$13,098	$6,180	$7,617
Employee Stock Ownership Plan	7,288	4,605	4,703
Personal Use of Automobile	12,000	—	—
Non-qualified Deferred Compensation	47,182	—	—
Health Insurance	7,909	6,738	6,738

Total	$87,477	$17,523	$19,058

2014 Incentive Compensation Plan. On February 18, 2014, the Bank adopted the 2014 Short-term Incentive Plan (the “2014 STIP”), which is administered by the Compensation Committee of the Board. The Compensation Committee has the authority to select employees who will be eligible to participate in the 2014 STIP, determine the terms and conditions of the awards, and interpret the provisions of the 2014 STIP. The Compensation Committee also has the authority to increase, reduce, or eliminate the final award determinations, based upon objective or subjective criteria it deems appropriate.

Under the 2014 STIP, each participant is eligible for a bonus of up to 10% to 30% of such participant’s base salary, depending on his or her position with the Company. The bonus amount payable under the 2014 STIP is determined based upon the achievement of both Bank-wide and individual performance targets for the 2014 fiscal year established by the participant’s supervisor or by the Compensation Committee in the case of our Chief Executive Officer. The achievement of the Bank-wide targets accounts for up to 75% of each participant’s bonus, whereas the achievement of individual performance targets determines up to 25% of each participant’s bonus, based upon a scorecard model.

The Bank-wide targets are set to reflect overall performance of the Bank, and participants are entitled to a bonus based upon whether certain performance targets meet or exceed certain thresholds established by the

Compensation Committee. Such performance targets include net operating profit after taxes, credit quality (specifically the ratio of non-performing assets to total assets), and deposit portfolio growth. The individual performance targets, on the other hand, are tailored to the specific position of each participant with the Company, with each participant being assigned three to five individual performance targets to be achieved during the 2014 fiscal year.

Pursuant to the 2014 STIP, if performance levels do not reach 66% of a specific category’s target, no bonuses will be paid for that category. Additionally, if the weighted average of the Bank-wide targets is less than 66% of established thresholds, then the 2014 STIP will not be funded for 2014. Furthermore, to the extent that the Bank-wide targets and the individual performance targets exceed the established thresholds, the maximum available bonus will be capped at 200% of each participant’s targeted payout (or between 20% and 60% of base salary). However, an participant’s total bonus payout can be increased by 5% if the Bank is recognized by the Dallas Morning News as a “Top 100 Place to Work” in 2014 and the net operating profit after taxes performance target is achieved at 100% or greater.

A three-to-one multiplier will be applied to calculate the portion of the bonus payout determined by achievement of Bank-wide performance targets, based on whether performance is above or below the applicable target. For performance below 100% of the applicable target, the payout will decrease on a three-to-one basis, down to the 0% payout at 66% of the applicable target. For example, if achievement is 90%, the payout will be 70%. For performance at 100%, the targeted payout for that category will be earned. For performance above 100%, the payout will increase on a three-to-one basis, up to the capped amount of 200%. For example, if achievement is 110%, the payout will be 130%. The three-to-one multiplier does not apply to the achievement of individual performance targets.

For Mr. Weaver, the individual position-specific targets include, among other things, targeted net operating profit after taxes, meeting targets for nonperforming assets measured as a percentage of total assets and targeted deposit growth. For Ms. Rowland, individual position-specific targets include, among other things, producing $80.7 million in mortgage loans and $1.8 million in fee income, producing $6 million in consumer, home equity and HELOC loans and providing support and guidance to the Bank’s branches in order to continue to provide an outstanding customer experience both in products and in service while reducing overall branch costs. For Ms. Salls, the individual position-specific targets include, among other things, delivering accelerated periodic filings in advance of reporting deadlines, coordinating examination and new reporting requirements with the Texas Department of Banking and the Federal Reserve following our charter conversion and working with our internal audit firm to leverage auditing processes in concert with processes designed for compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) to integrate these processes and improve efficiency.

Any amounts paid pursuant to the 2014 STIP are subject to claw-back in the event that the Bank’s financial statements must be amended due to error, omission, or fraud (as determined by the Board).

2013 Incentive Compensation Plan. The Bank sponsored the 2013 Short-Term Incentive Plan (the “2013 STIP”) which was administered by the Compensation Committee of the Board. The Compensation Committee had the authority to select employees who would be eligible to participate in the 2013 STIP, determine the terms and conditions of the awards and interpret the provisions of the 2013 STIP. The Compensation Committee also had the authority to increase, reduce or eliminate the final award determinations, based upon objective or subjective criteria it deemed appropriate.

Under the 2013 STIP, each participant was eligible for a bonus of up to 10% or 30% of such participant’s base salary, depending on his or her position with the Company. The bonus amount payable under the 2013 STIP was determined based upon the achievement of both Bank-wide and individual performance targets established by the Compensation Committee. The achievement of the Bank-wide targets accounted for up to 75% of each participant’s bonus, whereas the achievement of individual performance targets determined up to 25% of each participant’s bonus, based upon a scorecard model.

The Bank-wide targets were set to reflect overall performance of the Bank, and participants were entitled to a bonus based upon whether certain performance targets met or exceeded certain thresholds established by the Compensation Committee. Such performance targets included net operating profit after taxes, credit quality (specifically non-performing assets) and deposit growth. The individual performance targets, on the other hand, were tailored to the specific position of each participant with the Company, with each participant being assigned three to four individual performance targets to be achieved during the 2013 fiscal year.

Pursuant to the 2013 STIP, if performance levels did not reach 80% of the individual category targets, no bonuses would be paid for that category. Additionally, if the average of the Bank-wide targets had been less than 66% of established thresholds, then the 2013 STIP would not have been funded for 2013. Furthermore, to the extent that the Bank-wide targets and the individual performance targets exceeded the established thresholds, the maximum available bonus would be capped at 200% of each individual’s targeted payout (or between 20% and 60% of base salary).

For Mr. Weaver, the individual position-specific targets included, among other things, development of a documented plan for accelerated growth including potential acquisitions and our charter conversion, updating the company’s internal campaign to reinforce the strategic plan and values, enhancing the effectiveness of marketing and branding activities, and enhancing overall profitability. For Ms. Rowland, individual position-specific targets included, among other things, producing $118 million in mortgage and consumer loans, driving loan officer and branch sales and service activities, and adding new experienced loan officers. For Ms. Salls, the individual position-specific targets included coordinating the transition to our new external auditing firm, improving efficiencies in regulatory reporting, preparation for a potential charter conversion, and development of herself and her staff.

We experienced pre-tax, pre-bonus net income of $2.221 million and recorded bonus expense of approximately $380,000 (including taxes). In February 2014, based on the achievement of Bank-wide and individual targets, we paid bonuses of $334,813, reflecting the Compensation Committees’ discretionary reduction on the bonus calculation. The amounts paid pursuant to the 2013 STIP are subject to claw-back in the event that the Bank’s financial statements must be amended due to error, omission or fraud (as determined by the Board). Amounts paid pursuant to the 2013 STIP are reflected as “non-equity incentive compensation” in the Summary Compensation Table above.

2012 Incentive Compensation Plan. The Bank sponsored the 2012 Short-Term Incentive Plan (the “2012 STIP”) which was administered by the Compensation Committee of the Board. The Compensation Committee had the authority to select employees who would be eligible to participate in the 2012 STIP, determine the terms and conditions of the awards and interpret the provisions of the 2012 STIP. The Compensation Committee also had the authority to increase, reduce or eliminate the final award determinations, based upon objective or subjective criteria it deemed appropriate.

For 2012, the Compensation Committee set the 2012 bonus pool at approximately 14.8% of pre-tax, pre-bonus net income. Under the 2012 STIP, each participant was eligible for a bonus of up to 10% or 30% of such participant’s base salary, depending on his or her position with the Company. The bonus amount payable under the 2012 STIP was determined based upon the achievement of both Bank-wide and individual performance targets established by the Compensation Committee. The achievement of the Bank-wide targets accounted for up to 75% of each participant’s bonus, whereas the achievement of individual performance targets determined up to 25% of each participant’s bonus, based upon a scorecard model.

The Bank-wide targets were set to reflect overall performance of the Bank, and participants were entitled to a bonus based upon whether certain performance targets (including earnings per share, deposit growth, and non-performing assets) met or exceeded certain thresholds established by the Compensation Committee. The individual performance targets, on the other hand, were tailored to the specific position of each participant with the Company, with each participant being assigned three to four individual performance targets to be achieved during the 2012 fiscal year.

Pursuant to the 2012 STIP, if performance levels did not reach 80% of the individual category targets, no bonuses would be paid for that category. Additionally, if the average of the Bank-wide targets had been less than 80% of established thresholds, then the 2012 STIP would not have been funded for 2012. Furthermore, to the extent that the Bank-wide targets and the individual performance targets exceeded the established thresholds, the maximum available bonus would be capped at 200% of each individual’s targeted payout (or between 20% and 60% of base salary).

For Mr. Weaver, the individual position-specific targets included, among other things, enhancing overall profitability, improving customer experience and continuing to improve stockholder value. For Ms. Rowland, individual position-specific targets included, among other things, producing $73 million in mortgage and consumer loans, assuming new responsibilities in sales and service and improving professionalism of the branch offices and overall customer experience. For Ms. Salls, the individual position-specific targets included ensuring compliance with public company filing obligations, coordinating the migration to reporting under the Board of Governors of the Federal Reserve System, improving loan servicing and continuing to improve stockholder value.

We experienced pre-tax, pre-bonus net income of $2.497 million and accrued for a bonus of approximately $370,000 (including taxes). In March 2013, based on the achievement of Bank-wide and individual targets, we paid bonuses of $339,806. The amounts paid pursuant to the 2012 STIP are subject to claw-back in the event that the Bank’s financial statements must be amended due to error, omission or fraud (as determined by the Board). Amounts paid pursuant to the 2012 STIP are reflected as “non-equity incentive compensation” in the Summary Compensation Table above.

Tax Qualified Plans

401(k) Plan. The Bank provides its employees with tax-qualified retirement benefits through the 401(k) Plan. All employees who meet the age and service requirements may participate in the 401(k) Plan. Participants may contribute up to 100% of their annual compensation to the 401(k) Plan on a pre-tax basis, subject to any limits prescribed by law. The Bank provides a 401(k) Plan match equal to at least 5% of the participant’s salary. Employer contributions are subject to a six-year graded vesting schedule such that 20% of a participant’s discretionary contributions vest after two years of service and an additional 20% vest after each following year of credited service so that a participant is 100% vested in his or her discretionary contributions after six years of credited service. Participants in the 401(k) Plan have the opportunity to purchase shares of Common Stock in their 401(k) Plan accounts. Upon termination of employment, participants may elect to receive payments of their benefits in a lump sum or in installments.

Employee Stock Ownership Plan. The Bank has adopted the SharePlus Bank Employee Stock Ownership Plan (the “ESOP”) for eligible employees who have attained age 21 and are employed for one year in which they complete 1,000 hours of service. The ESOP funded its initial stock purchase with a loan from the Company equal to the aggregate purchase price of the Common Stock. The loan is expected to be repaid principally through the Bank’s contribution to the ESOP and dividends payable on Common Stock held by the ESOP over the anticipated 20-year term of the loan.

The ESOP trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as the loan is repaid. A participant becomes vested in his or her account balance at the rate of 20% per year, starting on the first anniversary of the date of allocation.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth outstanding equity awards to our named executive officers under the 2012 Equity Incentive Plan (the “2012 Equity Plan”) at December 31, 2013:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Share or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable
Jeffrey L. Weaver	—	14,000	(1)	$19.40	11/21/2023	3,000	(1)	$59,220	(3)
	3,000	12,000	(2)	15.25	11/29/2022	2,400	(2)	37,200	(4)
Suzanne C. Salls	—	4,000	(1)	19.40	11/21/2023	1,000	(1)	19,740	(3)
	1,000	4,000	(2)	15.25	11/29/2022	1,600	(2)	24,800	(4)
M. Gaye Rowland	—	3,500	(1)	19.40	11/21/2023	1,000	(1)	19,740	(3)
	1,000	4,000	(2)	15.25	11/29/2022	1,600	(2)	24,800	(4)

(1)	Represents shares of restricted stock and stock option awards that vest at a rate of 20% per year commencing November 21, 2014.
(2)	Represents shares of restricted stock and stock option awards that vest at a rate of 20% per year commencing November 29, 2013.
(3)	Calculated by multiplying the closing market price of our stock on December 31, 2013, which was $19.74 per share, by the applicable number of shares of Common Stock underlying the unvested stock awards.
(4)	Calculated by multiplying the closing market price of our stock on December 31, 2012, which was $15.50 per share, by the applicable number of shares of Common Stock underlying the unvested stock awards.

Change in Control and Severance Benefits

The Compensation Committee believes that severance and change in control benefits are necessary in order to attract and retain the caliber of executives and Board members the Company needs. These benefits are particularly important in an industry undergoing significant restructuring, providing for continuity of senior management and helping executives focus on business results, cost management, and strategic initiatives.

Change In Control Severance Agreements. During 2013, the Company entered into Change in Control Severance Agreements (“CIC Agreements”) with each of the named executive officers and directors. Under the CIC Agreements, these executives and directors will receive certain severance payments, described below, if their employment with, or service to, the Company is terminated (i) by the Company without “cause” or (ii) by the executive or director for “good reason” ((i) and (ii) each, a “Qualifying Separation from Service”), within the two-year period following a change in control, provided that the executive or director executes a release of claims against the Company, its subsidiaries and affiliates within 50 days following a Qualifying Separation from Service. An executive or director forfeits any right to severance payments if he or she violates the terms of any restrictive covenants contained in any written agreement with the Company or if his or her employment with, or service to, the Company is terminated (x) by the Company for “cause,” (y) by the executive or director without “good reason,” or (z) due to the executive’s or director’s death or disability.

Under his CIC Agreement, Mr. Weaver will receive severance payments equal to one year of his then current base salary (or, if his base salary was reduced following the change in control, his base salary as in effect immediately preceding the reduction), payable in equal installments over the one-year period beginning on the first payroll date on or immediately following the date that is 60 days after his Qualifying Separation from Service. Under their respective CIC agreements, Ms. Salls and Ms. Rowland will each receive severance payments equal to nine months of their respective then current base salary (or, if their respective base salary was reduced following the change in control, their respective base salary as in effect immediately preceding the reduction), payable in equal installments over the nine-month period beginning on the first payroll date on or immediately following the date that is 60 days after a Qualifying Separation from Service.

Under their respective CIC Agreements, each director will receive severance payments equal to the total value of director fees (retainer fees and meeting fees) he or she received in the nine-month period immediately preceding the director’s Qualifying Separation from Service (or the nine-month period immediately preceding the change in control if the applicable director fees were reduced following the change in control), payable in equal installments over the nine-month period beginning on the first payroll date on or immediately following the date that is 60 days after a Qualifying Separation from Service. There are no other benefits payable under the CIC agreements.

Risk Management and Compensation Practices

The Compensation Committee has reviewed the compensation policies and practices for the Company’s and executive officers and other employees and has not identified any risks arising from such compensation policies and practices, including any risks to the Company’s risk management practices and risk-taking incentives created by such compensation policies and practices, that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

The table below sets forth the compensation paid to our non-employee directors for the fiscal year ended December 31, 2013. Jeffrey L. Weaver, our President and Chief Executive Officer, does not receive any retainer or other fees for his service as a director. Information with respect to compensation paid to Mr. Weaver is included above in “Executive Officer Compensation—Summary Compensation Table.”

Director Compensation for the Year Ended December 31, 2013
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)		Total ($)
Christopher C. Cozby	$16,110	$9,700	(2)	$26,333	(5)	$52,143
Carl W. Forsythe	20,250	9,700	(2)	26,333	(5)	56,283
P. Stan Keith	16,650	9,700	(2)	26,333	(5)	52,683
David C. Rader	19,050	9,700	(2)	26,333	(5)	55,083
Randall E. Sloan	4,250	16,490	(3)	34,014	(6)	54,754
David L. Stephens	16,650	9,700	(2)	26,333	(5)	52,683
Lora J. Villarreal	19,800	9,700	(2)	26,333	(5)	55,833
Jeffrey B. Williams	18,060	9,700	(2)	26,333	(5)	54,093
Paul M. Zmigrosky	84,000	18,430	(4)	26,333	(5)	128,763

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards of restricted stock and grants of stock options during the fiscal year. The assumptions used in valuing the restricted stock awards and stock option awards are set forth in Note 13 to the Consolidated Financial Statements included in our Form 10-K for the fiscal year ended December 31, 2013.
(2)	Represents 500 shares of restricted stock that vest at a rate of 20% per year commencing November 21, 2014.
(3)	Represents 850 shares of restricted stock that vest at a rate of 20% per year commencing November 21, 2014.

(4)	Represents 950 shares of restricted stock that vest at a rate of 20% per year commencing November 21, 2014.
(5)	Represents stock options exercisable to purchase 3,000 shares of Common Stock at an exercise price of $19.40 per share that vest at a rate of 20% per year commencing November 21, 2014.
(6)	Represents stock options exercisable to purchase 3,875 shares of Common Stock at an exercise price of $19.40 per share that vest at a rate of 20% per year commencing November 21, 2014.

Director Fees. During the period January 2013 to June 2013 we paid a $900 monthly retainer to each director ($1,400 for our Chairman of the Board), and $450 for each Board meeting attended. Additionally, during the period from January 2013 to June 2013, the chairman of each of our Audit Committee, Compensation Committee, and Credit Policy Committee received an additional $300 monthly retainer, and the chairman of our Nominating Committee received an additional $200 monthly retainer. During the period from January 2013 to June 2013 our Chairman received an additional $5,150 per month to reflect significant time spent and increased involvement in certain strategic planning, development and budgeting processes. Beginning in July 2013 we (a) increased the monthly retainer paid to each director to $1,080 per month and the fees paid for Board meeting attendance to $540 per meeting, (b) increased the additional monthly retainer paid to the chairman of each of our Audit Committee, Compensation Committee and Credit Policy Committee to $360 per month, (c) increased the additional monthly retainer paid to the chairman of our Nominating Committee to $240 per month and (d) increased the monthly retainer and fee paid to our Chairman to $8,400 per month. Each of our directors, (other than Messrs. Weaver and Sloan) also received 3,000 shares of restricted stock. Mr. Sloan received 3,875 share of restricted stock. Each of our directors, (other than Messrs. Weaver, Sloan and Zmigrosky) also received option to purchase 500 shares of the Company’s common stock at an exercise price of $19.40 per share for his service as a director during the 2013 fiscal year. Mr. Sloan and Mr. Zmigrosky received options to purchase 850 shares and 950 shares, respectively, at an exercise price of $19.40 per share. Such shares of restricted stock and options are scheduled to vest at a rate of 20% per year commencing November 21, 2014.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of Common Stock held by our directors and executive officers, individually and as a group, and all individuals known to management to own more than five percent (5%) of our Common Stock, in each case as of April 23, 2014. Beneficial ownership is determined in accordance with the rules of the SEC. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedules 13D and 13G filings with the SEC and reports made directly to us., shares of Common Stock underlying options that are currently exercisable or exercisable within 60 days of April 23, 2014 are deemed outstanding for purposes of computing the number of shares of Common Stock beneficially owned by the holder of such options and the beneficial ownership percentage of that person, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. The business address of each director and executive officer and of the ESOP is 5224 W. Plano Parkway, Plano, Texas 75093.

Five Percent Stockholders:	Number of Share of Common Stock Beneficially Owned (1)		Percent of All Common Stock Outstanding
Stillwell Value Partners I, L.P.
Stillwell Value Partners II, L.P.
Stillwell Activist Fund, L.P.
Stillwell Activist Investments, L.P.
Stillwell Partners, L.P.
Stillwell Associates Insurance Fund of The S.A.L.I. Multi-Series Fund L.P.
Stillwell Value LLC
Stillwell Advisors LLC
Joseph Stillwell
111 Broadway, 12th Floor
New York, NY 10006	148,390	(2)	9.3%

Ryan Heslop
Ariel Warszawski
Firefly Value Partners, LP
FVP GP, LLC
Firefly Management Company GP, LLC
FVP Master Fund, LP
551 Fifth Ave, 36th Floor
New York, NY 10176	138,000	(3)	8.6%

SharePlus Bank Employee Stock Ownership Plan	136,838	(4)	8.5%

Oppenheimer-Spence Financial Services Partnership L.P.
Oppenheimer-Close International, LTD.
Oppvest, LLC
Oppenheimer & Close, LLC
Phillip V. Oppenheimer
Carl K. Oppenheimer
119 West 57th Street, Suite 1515
New York, NY 10019	92,426	(5)	5.8%

FJ Capital Management
1313 Dolley Madison Blvd., Suite 306
McLean, VA 22101	101,473	(6)	6.3%

Directors and Executive Officers:
Directors
Paul M. Zmigrosky (7)(8)	28,454		1.8%
Christopher C. Cozby (7)(9)	18,500		1.2%
Carl W. Forsythe (7)(9)(10)	18,650		1.2%
P. Stan Keith (7)(9)	11,650		*
David C. Rader (7)(9)	23,500		1.5%
Randall E. Sloan (11)	850		*
David Stephens (7)(9)	21,500		1.3%
Lora J. Villarreal (7)(9)	5,400		*
Jeffrey L. Weaver (12)	29,839		1.9%
Jeffrey B. Williams (7)(9)(13)	16,415		1.0%

Executive Officers (Other than Directors)
Suzanne C. Salls (14)	12,091		*
M. Gaye Rowland (15)	10,102		*

All directors and executive officers as a group (12 persons)	196,951		12.2%

* Less than 1%

(1)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner for purposes of this table of any shares of Common Stock if he has sole or shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.
(2)	Based on an Amendment to Schedule 13D filed with the SEC on December, 16, 2013.
(3)	Based on an Amendment to Schedule 13G filed with the SEC on February 14, 2014.
(4)	Based on an Amendment to Schedule 13G filed with the SEC on April 30, 2014.
(5)	Based on an Amendment to Schedule 13G filed with the SEC on February 7, 2014.
(6)	Based on an Amendment to Schedule 13G filed with the SEC on February 10, 2014.
(7)	Includes (a) 2,500 shares of restricted stock that vest at a rate of 20% per year commencing November 29, 2013 and (b) 500 shares of Common Stock that the reporting person has the right to acquire within 60 days of April 23, 2014 through the exercise of vested options.
(8)	Includes 950 shares of restricted stock that vest at a rate of 20% per year commencing on November 21, 2014.
(9)	Includes 500 shares of restricted stock that vest at a rate of 20% per year commencing on November 21, 2014.
(10)	Includes 15,000 shares of Common Stock held through Mr. Forsythe’s 401(k) account.
(11)	Includes 850 shares of restricted stock that vest at a rate of 20% per year commencing on November 21, 2014.
(12)	Includes (a) 15,187 shares of Common Stock held through Mr. Weaver’s 401(k) account, (b) 1,540 shares of Common Stock allocated to Mr. Weaver’s ESOP account, (c) 3,000 shares of restricted stock that vest at a rate of 20% per year commencing November 29, 2013, (d) 3,000 shares of restricted stock that vest at a rate of 20% per year commencing November 21, 2014, (e) 3,000 shares of Common Stock that Mr. Weaver has the right to acquire within 60 days of April 23, 2014 through the exercise of vested options and (f) 100 shares of Common Stock owned of record by Mr. Weaver’s son.
(13)	Includes 11,100 shares of Common Stock held through Mr. Williams’ individual retirement account.
(14)	Includes (a) 6,927 shares of Common Stock held through Ms. Salls 401(k) account, (b) 1,164 shares of Common Stock allocated to Ms. Salls’ ESOP account, (c) 2,000 shares of restricted stock that vest at a rate of 20% per year commencing November 29, 2013, (d) 1,000 shares of restricted stock that vest at a rate of 20% per year commencing November 21, 2014 and (e) 1,000 shares of Common Stock that Ms. Salls has the right to acquire within 60 days of April 23, 2014 through the exercise of vested options.
(15)	Includes (a) 4,921 shares of Common Stock held through Ms. Rowland’s 401(k) account, (b) 1,181 shares of Common Stock allocated to Ms. Rowland’s ESOP account, (c) 2,000 shares of restricted stock that vest at a rate of 20% per year commencing November 29, 2013, (d) 1,000 shares of restricted stock that vest at a rate of 20% per year commencing November 21, 2014 and (e) 1,000 shares of Common Stock that Ms. Rowland has the right to acquire within 60 days of April 23, 2014 through the exercise of vested options.

Equity Compensation Plan Information

The following table provides information regarding Common Stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2013. All equity compensation plans have been approved by the Company’s stockholders. As of December 31, 2013, the 2012 Equity Plan was the only equity compensation plan maintained by the Company. The amounts set forth in the table below do not include any adjustment for risk of forfeiture.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities in column (a)).
Equity Compensation Plans Approved by Security Holders	191,975	$17.39	43,075

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

The Sarbanes-Oxley Act generally prohibits corporations from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for federally insured depositary institutions, such as the Bank, provided any such loans are made to executive officers and directors in compliance with federal banking regulations. At December 31, 2013, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not affiliated with the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board if the individual loan amount is greater than 5% of the Bank’s capital, up to a maximum of $500,000. The aggregate amount of our loans to our executive officers and directors and their related entities was $0.7 million at December 31, 2013 and none of the loans individually exceeded 5% of the

Bank’s capital. As of December 31, 2013, these loans were performing according to their original terms and were made in compliance with federal banking regulations.

The Board has determined that each of our directors, with the exception of our President and Chief Executive Officer, Jeffrey L. Weaver, is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Stock Market Rules. There were no transactions that were not otherwise required to be reported herein that were considered by the Board in determining the independence of our directors.

ITEM 14.    Principal Accountant Fees and Services

The following tables present fees for professional audit services rendered by Crowe Horwath LLP and McGladrey LLP, for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2013 and 2012. All fees were approved by the Audit Committee pursuant to its pre-approval policy.

Fees Paid to Crowe Horwath LLP

2013
Audit fees (1)	$112,500
Audit related fees (2)	—
Tax fees (3)	13,000
All other fees (4)	—

$125,500

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees consist of technical accounting services that are reasonably related to the performance of the audit and review of the financial statements and that are not already reported in “Audit Fees,” above.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and corporate tax planning.
(4)	There were no other fees billed to us by Crowe Horwath LLP that are not described above during the fiscal year ended December 31, 2013.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining Crowe Horwath LLP’s independence. The Audit Committee concluded that performing such services does not affect Crowe Horwath LLP’s independence in performing its function as our auditor, and, as a result, all such fees were approved by the Audit Committee.

Fees Paid to McGladrey LLP

Set forth below is certain information concerning aggregate fees billed for professional services rendered by McGladrey LLP during 2012:

2012
Audit fees (1)	$194,000
Audit related fees (2)	4,875
Tax fees (3)	21,350
All other fees (4)	—

$220,225

(1)

Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the SEC.
(2)	Audit-related fees for 2012 consist of technical accounting services that are reasonably related to the performance of the audit and review of the financial statements and that are not already reported in “Audit Fees,” above.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and corporate tax planning.
(4)	There were no other fees billed to us by McGladrey LLP that are not described above during the fiscal year ended December 31, 2012.

The Audit Committee considered whether the provision of non-audit services was compatible with maintaining McGladrey LLP’s independence. The Audit Committee concluded that performing such services did not affect McGladrey LLP’s independence in performing its function as our auditor for the fiscal year ended December 31, 2012, and, as a result, all such fees were approved by the Audit Committee.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services in excess of $5,000 provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. For 2013 all services were pre-approved by the Audit Committee.

EXHIBIT INDEX

3.1	Articles of Incorporation of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

3.2	Bylaws of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

4	Form of Common Stock Certificate of SP Bancorp, Inc. (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.1+	SharePlus Federal Bank 2010 Annual Incentive Compensation Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.2+	SharePlus Federal Bank 2008 Nonqualified Deferred Compensation Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.3+	SharePlus Federal Bank Phantom Stock Plan (filed as an exhibit to the registration statement on Form S-1 (File No. 333-167967 dated July 2, 2010 and incorporated by reference herein).

10.4+	SP Bancorp, Inc. 2012 Equity Incentive Plan (filed as Annex A to the Definitive Proxy Statement on Schedule 14A filed on April 12, 2012 and incorporated by reference herein).

10.5+	SP Bancorp, Inc. 2012 Equity Incentive Plan Form of Restricted Stock Award (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference herein).

10.6+	SP Bancorp, Inc. 2012 Equity Incentive Plan Form of Stock Option (filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference herein).

10.7#+	Form of Non-Employee Director Change in Control Agreement

10.8#+	Form of Executive Change in Control Agreement

10.9*+	2014 Short-term Incentive Plan

21#	List of Subsidiaries

23.1#	Consent of Crowe Horwath LLP

23.2#	Consent of McGladrey LLP

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS#	XBRL Instance Document

101. SCH#	XBRL Taxonomy Extension Schema Document

101. CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB#	XBRL Taxonomy Extension Label Linkbase Document

101. PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Indicates a management contract or compensatory plan.

#	Filed in original Form 10K, filed on February 28, 2014.