Form 10-Q
period 2014-03-31
SP Bancorp, Inc.
filed 2014-05-07
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, 1,602,313 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SP Bancorp, Inc.

Consolidated Balance Sheets

In thousands, except share amounts (unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$36,404	$27,094
Federal funds sold	3,585	10,470

Total cash and cash equivalents	39,989	37,564
Securities available for sale (amortized cost of $30,815 and $29,813 at March 31, 2014 and December 31, 2013, respectively)	30,726	29,245
Fixed annuity investment	1,274	1,264
Loans held for sale	1,191	1,846
Loans, net of allowance for losses of $2,187 and $2,069 at March 31, 2014 and December 31, 2013, respectively	226,533	218,280
Accrued interest receivable	816	846
Other real estate owned	178	81
Premises and equipment, net	3,992	4,053
Federal Reserve Bank stock, at cost	353	350
Federal Home Loan Bank stock, at cost	837	440
Bank-owned life insurance	7,738	7,681
Deferred income taxes, net	795	957
Other assets	1,416	1,402

Total assets	$315,838	$304,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$31,154	$29,219
Interest-bearing	242,329	232,067

Total deposits	273,483	261,286
Borrowings	7,380	7,368
Accrued interest payable	33	10
Other liabilities	1,806	2,529

Total liabilities	282,702	271,193

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 1,602,313 shares issued and outstanding at March 31, 2014 and 1,613,700 shares issued and outstanding at December 31, 2013	16	16
Additional paid in capital	14,013	14,014
Unallocated Employee Stock Ownership Plan shares 115,848 shares at March 31, 2014 and 117,603 shares at December 31, 2013	(1,224)	(1,242)
Retained earnings—substantially restricted	20,390	20,402
Accumulated other comprehensive (loss) income	(59)	(374)

Total stockholders’ equity	33,136	32,816

Total liabilities and stockholders’ equity	$315,838	$304,009

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Income

In thousands, expect per share amounts (unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$2,553	$2,737
Securities—taxable	38	(8)
Securities—nontaxable	74	18
Other interest—earning assets	68	43

Total interest income	2,733	2,790

Interest expense:
Deposit accounts	336	273
Borrowings	44	44

Total interest expense	380	317

Net interest income	2,353	2,473
Provision for loan losses	139	75

Net interest income after provision for loan losses	2,214	2,398

Noninterest income:
Service charges	236	281
Gain on sale of mortgage loans	153	576
Mortgage warehouse fees	54	83
Increase in cash surrender value of bank owned life insurance	57	63
Other	27	39

Total noninterest income	527	1,042

Noninterest expense:
Compensation and benefits	1,546	1,713
Occupancy costs	261	248
Equipment expense	29	36
Data processing expense	157	169
ATM expense	91	106
Professional and outside services	269	296
Stationary and supplies	11	24
Marketing	30	54
FDIC insurance assessments	52	62
Operations from other real estate owned	9	12
Other expense	155	154

Total noninterest expense	2,610	2,874

Income before income tax expense	131	566
Income tax expense	35	181

Net income	$96	$385

Basic earnings per share	$0.06	$0.25

Diluted earnings per share	$0.06	$0.25

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income

In thousands (unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$96	$385
Other comprehensive income, before tax:
Net unrealized gains on available for sale securities, arising during the year	479	21

Other comprehensive income, before tax	479	21
Income tax expense	164	7

Other comprehensive income, net of tax	315	14

Comprehensive income	$411	$399

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

In thousands, except share amounts (unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unallocated Employee Stock Ownership Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2012	1,668,750	$16	$14,453	$(1,314)	$19,849	$36	$33,040
Net income	—	—	—	—	385	—	385
Other comprehensive income	—	—	—	—	—	14	14
Employee Stock Ownership Plan shares allocated	—	—	11	16	—	—	27
Stock based compensation	—	—	43	—	—	—	43

Balance, March 31, 2013	1,668,750	$16	$14,507	$(1,298)	$20,234	$50	$33,509

Balance, December 31, 2013	1,613,700	$16	$14,014	$(1,242)	$20,402	$(374)	$32,816
Net income	—	—	—	—	96	—	96
Other comprehensive income	—	—	—	—	—	315	315
Employee Stock Ownership Plan shares allocated	—	—	16	18	—	—	34
Stock based compensation	—	—	94	—	—	—	94
Restricted stock shares forfeited and retired	(250)	—	—	—	—	—	—
Repurchase and retirement of common stock	(11,137)	—	(111)	—	(108)	—	(219)

Balance, March 31, 2014	1,602,313	$16	$14,013	$(1,224)	$20,390	$(59)	$33,136

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Cash Flows

In thousands (unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net income	$96	$385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66	67
Amortization of premiums on securities	83	123
Amortization of FHLB prepayment penalty	20	19
Employee Stock Ownership Plan expense	34	27
Stock based compensation	94	43
Provision for loan losses	139	75
Increase in cash surrender value of bank-owned life insurance	(57)	(63)
Increase in fixed asset annuity investment	(10)	(12)
Loss of sale of other real estate owned	18	—
Gain on sale of mortgage loans	(153)	(576)
Proceeds from sale of mortgage loans	6,119	19,189
Loans originated for sale	(5,311)	(20,229)
Decrease in accrued interest receivable	30	44
(Increase) decrease in other assets and deferred income taxes, net	(16)	39
Decrease in accrued interest payable and other liabilities	(700)	(285)

Net cash provided by (used in) operating activities	452	(1,154)

Cash flows (used in) provided by investing activities:
Purchase of securities available for sale	(2,115)	(453)
Maturities, calls and principal pay downs on securities available for sale	1,030	1,040
Purchases of Federal Home Loan Bank stock	(397)	(205)
Purchase of Federal Reserve Bank stock	(3)	—
Loan repayments, net of (originations)	(8,570)	654
Proceeds from sale of impaired loans	—	185
Net proceeds from sale of other real estate owned	63	3
Purchase of premises and equipment	(5)	(32)

Net cash (used in) provided by investing activities	(9,997)	1,192

Cash flows provided by financing activities:
Net increase in deposit accounts	12,197	20,033
Repayment of Federal Home Loan Bank advances	(8)	(13,002)
Repurchase of common stock	(219)	—

Net cash provided by financing activities	11,970	7,031

Net increase in cash and cash equivalents	2,425	7,069
Cash and cash equivalents at beginning of year	37,564	23,933

Cash and cash equivalents at end of year	$39,989	$31,002

Supplemental cash flow information:
Interest paid	357	287
Noncash transactions:
Transfer of loans to other real estate owned	$178	$316
Transfer of loans held for portfolio to loans held for sale	—	1,710
Sale of loans, internally financed	—	1,525

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Operations. SP Bancorp, Inc., a Maryland corporation (“SP Bancorp”) is a bank holding company and the parent of SharePlus Bank, a Texas chartered state bank (the “Bank”). SP Bancorp is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Texas Department of Banking and the Federal Reserve are the primary regulators of the Bank and the Bank is also subject to examination by the Federal Deposit Insurance Corporation. When using the terms “we,” “us,” “our,” or the “Company,” we are referring to SP Bancorp and the Bank on a consolidated basis.

All dollar amounts in the Condensed Notes to Consolidated Financial Statements are in thousands, except per share and share amounts. Certain prior period amounts have been reclassified to conform to current period presentation.

The Bank operates as a full-service commercial bank, providing services that include the acceptance of checking and savings deposits, the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. In addition to the Bank’s home office in Plano, Texas, the Bank has three branches as of March 31, 2014: one located near downtown Dallas, Texas; one located near the Bank’s headquarters in Plano, Texas; and one located in Louisville, Kentucky.

Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (the “SEC”) in the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation. Transactions between the consolidated companies have been eliminated. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Company has one reportable segment consisting of the Bank. The Company’s Chief Executive Officer uses consolidated results to make operating and strategic decisions.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Earnings per Share. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. Shares of common stock, par value $0.01 per share (“common stock”), held by the SharePlus Federal Bank Employee Stock Ownership Plan (the “ESOP”), which have been committed to be released, are considered outstanding. The table below sets forth the reconciliation between weighted average shares outstanding used for calculating basic and diluted EPS for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Earnings (numerator)
Net income for common stockholders	$96	$385
Less: net income allocated to participating securities	3	7

Net income allocated to common stockholders	$93	$378

Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	1,450	1,515
Dilutive effect of employee stock-based awards	—	—

Adjusted weighted average shares outstanding	1,450	1,515

Earnings per share:
Basic	$0.06	$0.25
Diluted	$0.06	$0.25

Participating securities consist of unvested restricted stock awards (though no actual shares of common stock related to restricted stock awards are issued until settlement of such awards) that receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. For the three months ended March 31, 2014 and 2013, the Company excluded from the diluted EPS calculation restricted stock awards of 39,050 and 30,000 shares, respectively, because they were participating securities. Stock options of 148,875 and 69,500 were excluded from calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, because the effect was anti-dilutive.

Note 2. Common Stock

On August 5, 2013, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately 81,937 shares of common stock. The stock repurchase program permits shares to be repurchased in open market or private transactions, including through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Repurchases under the stock repurchase program may be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders. Management’s decision to repurchase shares is subject to various factors including general market conditions, the availability and/or trading price of the Company’s common stock, alternative uses for capital, the Company’s financial performance and liquidity, and other factors deemed appropriate. The stock repurchase program has no expiration date and may be suspended, terminated or modified at any time for any reason. The Company had repurchased 70,800 shares under the stock repurchase program through December 31, 2013 and repurchased the remaining 11,137 shares during the first quarter of 2014.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

In connection with the stock repurchase program, the Bank paid two cash dividends to SP Bancorp during 2013 totaling $1,350 and one dividend in January 2014 of $350. The stock repurchase program authorized on August 5, 2013 is now complete. The Bank may not declare or pay a dividend on or repurchase any of its capital stock if such action would have the effect of causing equity capital to be reduced below the liquidation account balance or regulatory capital requirements.

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “SPBC.” Deposit account holders of the Bank continue to be insured by the FDIC. A liquidation account was established in the amount of $17,007, which represented the Bank’s total equity capital as of March 31, 2010; the latest balance sheet date in the final prospectus used in the conversion. The liquidation account is maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.

Note 3. Securities

Securities are classified in the consolidated balance sheets according to management’s intent. At March 31, 2014 and December 31, 2013, all of the Company’s securities were classified as available for sale. The table below sets forth the amortized cost of securities and their approximate fair values at March 31, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Municipal securities	$10,912	$92	$(152)	$10,852
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	4,927	27	(20)	4,934
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	8,641	—	(54)	8,587
Asset-backed securities substantially guaranteed by the United States Government	2,913	—	(7)	2,906
U. S. agency securities	3,422	26	(1)	3,447

	$30,815	$145	$(234)	$30,726

December 31, 2013:
Municipal securities	$9,775	$—	$(410)	$9,365
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	4,422	20	(29)	4,413
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC	11,578	16	(132)	11,462
Asset-backed securities substantially guaranteed by the United States Government	3,032	—	(18)	3,014
U. S. agency securities	1,006	—	(15)	991

	$29,813	$36	$(604)	$29,245

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

There were no sales of securities available for sale during the three months ended March 31, 2014 and 2013.

The table below sets forth gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

		Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
	Number of Security Positions with Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Municipal securities	12	$5,075	$(82)	$1,443	$(70)	$6,518	$(152)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2	1,202	(17)	484	(3)	1,686	(20)
Mortgage-backed securities	7	8,587	(54)	—	—	8,587	(54)
Asset-backed securities substaintially guaranteed by the United States Government	1	—	—	2,906	(7)	2,906	(7)
U. S. agency securities	1	1,393	(1)	—	—	1,393	(1)

	23	$16,257	$(154)	$4,833	$(80)	$21,090	$(234)

December 31, 2013
Municipal securities	18	$8,396	$(311)	$969	$(99)	$9,365	$(410)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	3	2,204	(25)	545	(4)	2,749	(29)
Mortgage-backed securities	8	8,893	(127)	1,520	(5)	10,413	(132)
Asset-backed securities substaintially guaranteed by the United States Government	1	—	—	3,014	(18)	3,014	(18)
U. S. agency securities	1	991	(15)	—	—	991	(15)

	31	$20,484	$(478)	$6,048	$(126)	$26,532	$(604)

The unrealized losses reflected in the table above were generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on March 31, 2014 and December 31, 2013, respectively, and are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell them prior to recovery. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer of the securities, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth scheduled maturities of securities at March 31, 2014 and December 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2014	More than Five Years Through Ten Years	More than Ten Years	Total
Securities available for sale:
Municipal securities
Amortized cost	$—	$10,912	$10,912
Fair value	—	10,852	10,852
Collateralized mortgage obligations guaranteed by FNMA and FHLMC
Amortized cost	830	4,097	4,927
Fair value	834	4,100	4,934
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC
Amortized cost	—	8,641	8,641
Fair value	—	8,587	8,587
Asset-backed securities substantially guaranteed by the United States Government
Amortized cost	—	2,913	2,913
Fair value	—	2,906	2,906
Agency securities
Amortized cost	1,006	2,416	3,422
Fair value	1,017	2,430	3,447
Total available for sale securities

Amortized cost	$1,836	$28,979	$30,815

Fair value	$1,851	$28,875	$30,726

December 31, 2013	More than Five Years Through Ten Years	More than Ten Years	Total
Securities available for sale:
Municipal securities
Amortized cost	$—	$9,775	$9,775
Fair value	—	9,365	9,365
Collateralized mortgage obligations guaranteed by FNMA and FHLMC
Amortized cost	856	3,566	4,422
Fair value	858	3,555	4,413
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC
Amortized cost	—	11,578	11,578
Fair value	—	11,462	11,462
Asset-backed securities substantially guaranteed by the United States Government
Amortized cost	3,032	—	3,032
Fair value	3,014	—	3,014
Agency securities
Amortized cost	1,006	—	1,006
Fair value	991	—	991
Total available for sale securities

Amortized cost	$4,894	$24,919	$29,813

Fair value	$4,863	$24,382	$29,245

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 4. Loans and Allowance for Loan Losses

The table below sets forth loans at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Commercial business	$21,742	$16,932
Commercial real estate	47,828	38,055
One- to four-family	119,646	119,376
Mortgage warehouse	25,501	31,550
Home equity	8,688	8,942
Consumer	4,601	4,748

	228,006	219,603
Premiums, net	54	55
Deferred loan costs, net	660	691
Allowance for loan losses	(2,187)	(2,069)

	$226,533	$218,280

The Bank originates loans to individuals and businesses, primarily geographically concentrated near the Bank’s headquarters in Plano, Texas and its branch in Dallas, Texas. Loan balances, interest rates, loan terms and collateral requirements vary according to the type of loan offered and overall credit-worthiness of the potential borrower.

Commercial Business. Commercial business loans are made to customers for the purpose of acquiring equipment and for other general business purposes, including inventory and accounts receivable financing. Commercial business loans are made based primarily on the historical and projected cash flow of the borrower and, to a lesser extent, the underlying collateral. Commercial business loans generally carry higher risk of default because their repayment generally depends on the successful operation of the business and the sufficiency of collateral.

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Mortgage Warehouse. Mortgage warehouse loans are funded based on agreements with mortgage lenders pursuant to which we purchase legal ownership interests in the individual loans that such lenders originate. These loans are typically paid off within 30 days of being funded, when the loan is sold into the secondary market. All loans are underwritten consistent with established programs for permanent financing with investors who have met the Bank’s underwriting criteria.

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

The table below sets forth an age analysis of past due loans by loan class as of March 31, 2014 and December 31, 2013:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
March 31, 2014
Past due:
30-59 days	$—	$—	$911	$—	$25	$2	$938
60-89 days	—	—	74	—	—	—	74
90 days or more	—	—	885	—	—	—	885

Total past due	—	—	1,870	—	25	2	1,897
Current	21,742	47,828	117,776	25,501	8,663	4,599	226,109

Total loans	$21,742	$47,828	$119,646	$25,501	$8,688	$4,601	$228,006

December 31, 2013
Past due:
30-59 days	$139	$—	$956	$—	$—	$14	$1,109
60-89 days	—	—	106	—	—	—	106
90 days or more	—	—	1,329	—	—	—	1,329

Total past due	139	—	2,391	—	—	14	2,544
Current	16,793	38,055	116,985	31,550	8,942	4,734	217,059

Total loans	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

The Bank uses a 10-point internal risk rating system for loans, which provides a comprehensive analysis of the credit risk inherent in each loan. The rating system provides for five pass ratings. Rating grades six through ten comprise the adversely rated credits. The Bank classifies problem and potential problem loans for all loan types using the classifications of special mention, substandard, substandard nonaccrual, doubtful and loss, which correspond to the risk ratings of six, seven, eight, nine and ten, respectively. The classifications are updated when warranted. Loans are generally reviewed by external asset review companies at least annually. All loans are reviewed internally on a monthly basis for showing signs of delinquency, and periodically for financial weakness. Officers are encouraged to identify credits with weaknesses as soon as they are aware of weaknesses with a potential to subject credits to downgrades. Watch and weaker credits are reviewed monthly for potential upgrades or further downgrades.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard and substandard nonaccrual loans include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans or portions of loans classified as loss are considered uncollectible and of such little value that their continuance is not warranted. Loans that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management’s close attention, are required to be designated as special mention.

The table below sets forth a summary of loans by grade or classification as of March 31, 2014 and December 31, 2013:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
March 31, 2014
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$20,627	$46,697	$116,728	$25,501	$8,601	$4,594	$222,748
Special mention	115	—	157	—	41	—	313
Substandard	1,000	—	1,261	—	—	1	2,262
Substandard nonaccrual	—	1,131	1,500	—	46	6	2,683
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$21,742	$47,828	$119,646	$25,501	$8,688	$4,601	$228,006

December 31, 2013
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$16,793	$36,892	$115,974	$31,550	$8,879	$4,739	$214,827
Special mention	139	—	160	—	41	—	340
Substandard	—	—	1,292	—	—	1	1,293
Substandard nonaccrual	—	1,163	1,950	—	22	8	3,143
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below summarizes impaired loans and nonperforming loans by loan class at March 31, 2014 and December 31, 2013:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
March 31, 2014
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$1,131	$373	$—	$21	$5	$1,530
Impaired loans with no allowance for loan losses	—	—	1,922	—	25	1	1,948

Total impaired loans	$—	$1,131	$2,295	$—	$46	$6	$3,478

Unpaid principal balance of impaired loans	$—	$1,541	$2,398	$—	$48	$8	$3,995
Allowance for loan losses on impaired loans	$—	$425	$112	$—	$21	$3	$561
Average recorded investment in impaired loans	$—	$1,147	$2,500	$—	$34	$8	$3,689
Troubled debt restructurings (not including nonaccrual loans)	—	—	750	—	—	1	751
Nonperforming loans:
Nonaccrual loans	$—	$1,131	$1,500	$—	$46	$6	$2,683
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$1,131	$1,500	$—	$46	$6	$2,683

December 31, 2013
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$1,163	$375	$—	$22	$6	$1,566
Impaired loans with no allowance for loan losses	—	—	2,330	—	—	2	2,332

Total impaired loans	$—	$1,163	$2,705	$—	$22	$8	$3,898

Unpaid principal balance of impaired loans	$—	$1,547	$2,765	$—	$23	$19	$4,354
Allowance for loan losses on impaired loans	$—	$434	$112	$—	$22	$3	$571
Average recorded investment in impaired loans	$—	$2,283	$3,162	$—	$14	$14	$5,473
Troubled debt restructurings (not including nonaccrual loans)	—	$—	$755	$—	$—	$1	$756
Nonperforming loans:
Nonaccrual loans	$—	$1,163	$1,950	$—	$22	$8	$3,143
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$1,163	$1,950	$—	$22	$8	$3,143

For the three months ended March 31, 2014 and 2013, gross interest income that would have been recorded had the Bank’s nonaccrual loans been current in accordance with their original terms was $40 and $103, respectively. Interest income recognized, substantially on a cash basis, on such loans for the three months ended March 31, 2014 and 2013 was $0 and $2, respectively.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2014 and 2013 and the 12 months ended December 31, 2013, and total investment in loans at March 31, 2014, December 31, 2013 and March 31, 2013:

	Commercial Business	Commercial Real Estate	One- to Four- Family	Mortgage Warehouse	Home Equity	Consumer	Total
Three Months Ended March 31, 2014
Allowance for loan losses:
Balance beginning of period	$479	$1,142	$325	$—	$78	$45	$2,069
Provision for loan losses	(3)	127	11	—	(2)	6	139
Loans charged to allowance	—	—	(25)	—	—	(3)	(28)
Recoveries of loans previously charged off	3	—	—	—	1	3	7

Balance, end of period	$479	$1,269	$311	$—	$77	$51	$2,187

Ending balance: individually evaluated for impairment	$—	$425	$112	$—	$21	$3	$561

Ending balance: collectively evaluated for impairment	$479	$844	$199	$—	$56	$48	$1,626

Loans:

Ending balance	$21,742	$47,828	$119,646	$25,501	$8,688	$4,601	$228,006

Ending balance: individually evaluated for impairment	$—	$1,131	$2,295	$—	$46	$6	$3,478

Ending balance: collectively evaluated for impairment	$21,742	$46,697	$117,351	$25,501	$8,642	$4,595	$224,528

12 Months Ended December 31, 2013
Allowance for loan losses:
Balance beginning of year	$326	$1,215	$731	$—	$83	$65	$2,420
Provision for loan losses	153	431	(325)	—	(13)	(19)	227
Loans charged to allowance	—	(504)	(82)	—	—	(14)	(600)
Recoveries of loans previously charged off	—	—	1	—	8	13	22

Balance, end of period	$479	$1,142	$325	$—	$78	$45	$2,069

Ending balance: individually evaluated for impairment	$—	$434	$112	$—	$22	$3	$571

Ending balance: collectively evaluated for impairment	$479	$708	$213	$—	$56	$42	$1,498

Loans:
Ending balance	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

Ending balance: individually evaluated for impairment	$—	$1,163	$2,705	$—	$22	$8	$3,898

Ending balance: collectively evaluated for impairment	$16,932	$36,892	$116,671	$31,550	$8,920	$4,740	$215,705

Three Months Ended March 31, 2013
Allowance for loan losses:
Balance beginning of year	$326	$1,215	$731	$—	$83	$65	$2,420
Provision for loan losses	6	50	14	—	3	2	75
Loans charged to allowance	—	(5)	—	—	—	(10)	(15)
Recoveries of loans previously charged off	—	—	1	—	2	3	6

Balance, end of period	$332	$1,260	$746	$—	$88	$60	$2,486

Ending balance: individually evaluated for impairment	$—	$635	$112	$—	$—	$3	$750

Ending balance: collectively evaluated for impairment	$332	$625	$634	$—	$88	$57	$1,736

Loans:
Ending balance	$13,351	$42,079	$120,842	$32,232	$8,972	$5,372	$222,848

Ending balance: individually evaluated for impairment	$—	$2,904	$3,628	$—	$—	$18	$6,550

Ending balance: collectively evaluated for impairment	$13,351	$39,175	$117,214	$32,232	$8,972	$5,354	$216,298

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Loans or portions of loans are charged against the allowance for loan losses when loans are determined to be uncollectible, including troubled debt restructurings. The Bank evaluates the need for an allocated allowance when loans are determined to be impaired. The allocated allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Bank provided an allocated allowance for loan losses of $115 to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively. The Bank has not committed to lend additional amounts to customers with outstanding loans that were classified as troubled debt restructurings at March 31, 2014 or December 31, 2013.

During the three months ended March 31, 2014, no loans were modified to reduce the interest rate or extend payment terms. During the three months ended March 31, 2013, one loan, totaling $392, was modified to reduce the interest rate and to extend the interest only payment term to 24 months.

During the three months ended March 31, 2014 and 2013, there were no defaults on loans that had been restructured during the previous 12 months.

The Bank originated $5,311 and $20,229 in loans during the three months ended March 31, 2014 and 2013, respectively, with the intent to sell them to various correspondent lending institutions. Proceeds on sales of these loans were $6,119 and $19,189 for the three months ended March 31, 2014 and 2013, respectively. Gains on such sales were $153 and $576 for the three months ended March 31, 2014 and 2013, respectively. These loans were sold with servicing rights released.

Loans serviced for the benefit of others were $6,826, $4,552 and $5,381 at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 5. Borrowings

The Bank periodically borrows from the Federal Home Loan Bank of Dallas (the “FHLB”). The table below sets forth borrowings at March 31, 2014 and December 31, 2013:

March 31, 2014
Maturity Date	Interest Rate	Current Balance
01/05/2015	0.743%	$250
07/03/2015	0.802	250
09/08/2015	0.785	392
09/08/2015	0.785	918
09/08/2015	0.785	1,843
01/04/2016	0.861	250
09/06/2016	0.956	1,000
09/06/2018	1.526	500
09/06/2018	1.526	1,470
02/01/2023	2.325	717

Total gross borrowings		7,590
Unamortized prepayment penalty		(210)

Net borrowings		$7,380

December 31, 2013
Maturity Date	Interest Rate	Current Balance
01/05/2015	0.743%	$250
07/03/2015	0.802	250
09/08/2015	0.785	392
09/08/2015	0.785	918
09/08/2015	0.785	1,843
01/04/2016	0.861	250
09/06/2016	0.956	1,000
09/06/2018	1.526	500
09/06/2018	1.526	1,470
02/01/2023	2.325	725

Total gross borrowings		7,598
Unamortized prepayment penalty		(230)

Net borrowings		$7,368

All of our borrowings from the FHLB have a fixed interest rate. These borrowings were secured by FHLB stock, real estate loans and securities collectively totaling $87,513 and $89,421, at March 31, 2014 and December 31, 2013, respectively. The Bank had remaining credit available under the FHLB borrowing program of $79,923 and $81,824 at March 31, 2014 and December 31, 2013, respectively.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

In previous periods, the Bank incurred prepayment fees related to prepayment of FHLB advances, which advances were subsequently replaced with lower cost FHLB borrowings. Such fees were deferred and are being recognized in interest expense using the interest method as an adjustment to the cost of the new advances over their remaining term.

Note 6. Employee Benefits

Defined contribution plan. The Bank’s 401(k) plan covers all eligible employees, as defined therein. The Bank matches 100% of employee contributions up to 5% of an employee’s salary. The Bank made matching contributions totaling $41 and $39 during the three months ended March 31, 2014 and 2013, respectively.

The Bank had a nonqualified deferred compensation plan for the benefit of one executive officer. This plan matured and paid the executive $243 during the second quarter of 2013. The Bank funded its obligations pursuant to this plan with a fixed rate annuity. Expense of $0 and $12 was recorded for each of the three months ended March 31, 2014 and 2013, respectively. The Bank has no remaining obligation with respect to this plan.

ESOP. In conjunction with the Company’s initial public offering, the Bank adopted the ESOP for eligible employees. The ESOP purchased 138,000 shares of common stock for allocation to participants thereunder.

To be eligible to participate in the ESOP, employees must have completed at least 1,000 hours of service during each plan year, which begins on January 1st. Benefits issued under the ESOP vest over a period of six years, with 20% of the benefits vesting following two years of service and the remaining 80% vesting at a rate of 20% for each additional year of service thereafter. The Bank makes minimum annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares are pledged as collateral on the ESOP loan from the Company, which was used to fund the ESOP’s initial purchase of shares. As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan principal and interest repaid and the compensation of the participants.

The table below sets forth the ESOP shares at March 31, 2014 and December 31, 2013:

	March 31,		December 31,
	2014		2013
Allocated shares	21,020		19,265
Unearned shares	115,848		117,603
Total ESOP Shares	136,868		136,868
Fair value of unearned shares (in thousands)	$2,298		$2,356
Compensation expense recognized from the release of share from ESOP (in thousands)	$34	[1]	$127	[1]

(1)	March 31, 2014 amount is for three months; December 31, 2013 amount is for 12 months.

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

The types of awards that may be granted under the Incentive Plan include stock options, restricted stock and restricted stock units. As of March 31, 2014 and March 31, 2013, 43,325 and 142,000 shares remained available for grants under the Incentive Plan, respectively. Awards under the Incentive Plan are

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

evidenced by an award agreement that: (i) specifies the number of stock options, restricted shares or restricted stock units covered by the award; (ii) specifies the date of grant; (iii) specifies the vesting period or conditions to vesting; and (iv) contains such other terms and conditions not inconsistent with the Incentive Plan, including the effect of termination of a participant’s employment or service with the Company as the Committee may, in its discretion, prescribe. The option price for each grant must be at least equal to the fair value of a share of the Company’s common stock on the date of grant. Options are granted at such time as the Committee determines at the date of grant and in no event can the exercise period exceed a maximum of 10 years. Upon a change-in-control of the Company, as defined in the Incentive Plan, all outstanding options and non-vested stock awards and units would immediately vest.

The table below sets forth share-based compensation expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense
Stock options	$57	$21
Restricted stock	37	22

Total compensation expense recognized	$94	$43

As of March 31, 2014, the Company had $1,584 of unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over approximately 4 years.

The table below sets forth a summary of stock option activity under the Incentive Plan for the three months ended March 31, 2014 and 2013:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31 2012	69,500	$15.25	$226
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding at March 31, 2013	69,500	$15.25	$226

Shares expected to vest	69,500	$15	$226
Vested and exercisable at March 31, 2013	—	$—	$—
Vested and exercisable weighted average remaining contractual terms at March 31, 2014 (in years)	—
Outstanding at December 31 2013	152,675	$17.52	$338
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	(3,800)	$17.43	$9

Outstanding at March 31, 2014	148,875	$17.53	$345

Shares expected to vest	148,878	$18	$345
Vested and exercisable at March 31, 2014	13,450	$15.25	$62
Vested and exercisable weighted average remaining contractual terms at March 31, 2014 (in years)	8.7

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth a summary of restricted stock activity under the Incentive Plan for the three months ended March 31, 2014 and 2013:

		Grant Date
	Number of	Weighted-Average
	Shares	Cost
Unvested at December 31, 2012	30,000	$15.25
Shares awarded	—	$—
Restrictions lapsed and shares released	—	$—
Canceled	—	$—

Unvested at March 31, 2013	30,000	$15.25

Unvested at December 31, 2013	39,300	$16.83
Shares awarded	—	$—
Restrictions lapsed and shares released	—	$—
Canceled	(250)	$19.40

Unvested at March 31, 2014	39,050	$16.82

Note 7. Income Taxes

The table below sets forth income tax expense and the effective tax rates for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Income tax expense	$35	$181
Effective tax rate	26.7%	32.0%

The differences between the statutory rate of 34.0% and the effective tax rates presented in the table above were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

There were no significant changes in deferred tax items during the three months ended March 31, 2014, as compared to December 31, 2013.

Note 8. Financial Instruments With Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Commitments to extend credit involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Banks’s exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for commitments to extend credit is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth the approximate amounts of these financial instruments at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Commitments to extend credit	$59,584	$42,253

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, single and multi-family residences, plant and equipment, cattle and income-producing commercial properties. At March 31, 2014, commitments to fund fixed rate loans of $40,095, including $25,705 of mortgage warehouse loans, were included in the commitments to extend credit. At December 31, 2013, commitments to fund fixed rate loans of $22,755, including $1,906 of mortgage warehouse loans, were included in the commitments to extend credit. The increase in fixed rate commitments is reflective of the growth in our mortgage warehouse lending business. Interest rates on commitments to fund fixed rate loans, including unsecured loans, ranged from 3.49% to 17.90% at March 31, 2014 and December 31, 2013.

The Company did not incur any significant losses on its commitments for the three months ended March 31, 2014 or 2013. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in applicable regulations) to risk-weighted assets (as defined in applicable regulation), of core capital (as defined in applicable regulations) to adjusted tangible assets (as defined in applicable regulations) and of tangible capital (as defined in applicable regulations) to tangible assets. As of March 31, 2014 and December 31, 2013, the Bank met all capital adequacy requirements to which it was subject without giving effect to the Basel III capital rules adopted by the Federal Reserve on July 2, 2013, but not yet effective.

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth the Bank’s capital ratios as of March 31, 2014 and December 31, 2013 (without giving effect to the final Basel III capital rules):

					Minimum to be Well
			Minimum for Capital		Capitalized Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital to risk weighted assets	$32,941	14.24%	$19,178	8.00%	$23,973	10.00%
Tier 1 capital to risk weighted assets	30,754	13.25%	9,589	4.00%	14,384	6.00%
Tier 1 capital to assets	30,754	9.92%	12,445	4.00%	15,557	5.00%
December 31, 2013
Total capital to risk weighted assets	$32,875	14.49%	$18,153	8.00%	$22,691	10.00%
Tier 1 capital to risk weighted assets	30,806	13.58%	9,076	4.00%	13,615	6.00%
Tier 1 capital to assets	30,806	10.07%	12,243	4.00%	15,303	5.00%

Management continues to evaluate the final Basel III capital rules as they apply to the Company and the Bank beginning in reporting periods after January 1, 2015.

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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

The table below sets forth the assets and liabilities reported on the consolidated balance sheet at their fair value as of March 31, 2014 and December 31, 2013 by level within the Accounting Standard Codification (“ASC”) 820 fair value measurement hierarchy:

	Fair Value Measurements at Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2014
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$10,852	$—	$10,852	$—
Collateralized mortgage obligations	4,934	—	4,934	—
Mortgage-backed securities	8,587	—	8,587	—
Asset-backed securities	2,906	—	2,906	—
U. S. Agency securities	3,447	—	3,447	—
Fixed annuity investment	1,274	—	1,274	—
Measured on a nonrecurring basis:
Assets:
Impaired loans	968	—	—	968
OREO	178	—	—	178
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

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

For the three months ended March 31, 2014 no additional provisions for losses were added to any impaired loans. For the three months ended March 31, 2013, impaired loans with principal balances of $3,295 were re-measured and additional provisions for losses of $82 were recorded.

There were no transfers into or out of Level 3 categorization for the periods presented.

The table below sets forth Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 and the significant unobservable inputs used in the fair value measurements. Significant unobservable inputs for OREO for comparable periods were not considered material.

March 31, 2014
Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range
Impaired loans	$705	Income method	Capitalization rate	Commercial real estate	6.5%
Impaired loans	$261	Comparable sales	Adjustments for differences between comparable sales	One-to-four family	(6)%-16%
Impaired loans	$3	Collateral method	NA	Consumer	N/A

December 31, 2013
Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range
Impaired loans	$728	Income method	Capitalization rate	Commercial real estate	6.5%
Impaired loans	$263	Comparable sales	Adjustments for differences between comparable sales	One-to-four family	(6)%-16%
Impaired loans	$4	Collateral method	NA	Consumer	N/A

SP Bancorp, Inc.

Condensed Notes to Consolidated Financial Statements

Dollars in thousands, except per share and share amounts (unaudited)

Note 11. Fair Value of Financial Instruments

The table below sets forth the estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$39,989	$39,989	$37,564	$37,564
Level 2 inputs:
Securities available for sale	30,726	30,726	29,245	29,245
Fixed annuity investment	1,274	1,274	1,264	1,264
Federal Reserve Bank stock, at cost	353	N/A	350	N/A
Federal Home Loan Bank stock, at cost	837	N/A	440	N/A
Restricted stock	50	N/A	50	N/A
Accrued interest receivable	816	816	846	846
Level 3 inputs:
Loans and loans held for sale	227,724	227,524	220,126	220,122
Financial liabilities:
Level 2 inputs:
Deposits	273,483	267,311	261,286	261,715
Accrued interest payable	33	33	10	10
Borrowings	7,380	7,286	7,368	7,368

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

Note 12. Subsequent Events

On May 5, 2014, SP Bancorp entered into a definitive merger agreement with Green Bancorp, Inc. (“Green”) providing for the merger of the Company with and into wholly owned subsidiaries of Green. Pursuant to the merger agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will cease to be outstanding and will be converted into the right to receive its pro rata share of $46.2 million in cash (or $29.55 per share as of May 5, 2014), subject to downward adjustment in certain circumstances. The merger is subject to customary closing conditions, including regulatory approvals and approval of the Company’s stockholders, and is expected to be completed in the third quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition at March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of SP Bancorp, Inc., a Maryland Corporation (“SP Bancorp”). SP Bancorp is a bank-holding company and the parent of SharePlus Bank, a Texas chartered state bank (the “Bank”). When using the terms “we,” “us,” “our” or the “Company” we are referring to SP Bancorp and the Bank on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended March 31, 2014 (this “Quarterly Report”).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	risks related to our pending merger with Green Bancorp, Inc. (“Green”);

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;

•	changes in federal, state and local tax rates;

•	our ability to attract and retain key personnel;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed above and in the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014 (the “Form 10-K”), and the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

SP Bancorp is a bank holding company and the parent of the Bank. SP Bancorp is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Texas Department of Banking (the “Department”) and the Federal Reserve are the primary regulators of the Bank and the Bank is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”).

As of March 31, 2014, we had $315.8 million of total assets, $227.7 million of loans, net, including loans held for sale, $273.5 million of deposits and $33.1 million of total stockholders’ equity on a consolidated basis.

For the three months ended March 31, 2014, we had $96,000 of net income, compared to $385,000 of net income for the three months ended March 31, 2013. The decrease in net income during the three months ended March 31, 2014 resulted from a decrease in net interest income, an increase in the provision for loan losses and a decrease in noninterest income. These changes were partially offset by a decrease in noninterest expense. Income taxes also decreased for the three months ended March 31, 2014 when compared to the same period in 2013.

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

As disclosed under the heading “Risk Factors” in our Form 10-K, our results of operations are also significantly affected by general economic and competitive conditions, as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially affect our financial condition and results of operations.

Critical Accounting Policies. There have been no material changes to the critical accounting policies disclosed in our Form 10-K.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Summary of Selected Balance Sheet Data

	March 31,	December 31,	Increase/
	2014	2013	(Decrease)	% Change
	(Dollars in thousands)
Total assets	$315,838	$304,009	$11,829	3.89%
Total cash and cash equivalents	39,989	37,564	2,425	6.46
Securities available for sale, at fair value	30,726	29,245	1,481	5.06
Loans held for sale	1,191	1,846	(655)	(35.48)
Loans, net	226,533	218,280	8,253	3.78
Other real estate owned	178	81	97	119.75
Premises and equipment, net	3,992	4,053	(61)	(1.51)
Federal Reserve Bank stock, at cost	353	350	3	0.86
Federal Home Loan Bank of Dallas stock	837	440	397	90.23
Bank-owned life insurance	7,738	7,681	57	0.74
Other assets (1)	4,301	4,469	(168)	(3.76)
Deposits	273,483	261,286	12,197	4.67
Borrowings	7,380	7,368	12	0.16
Stockholders’ equity	33,136	32,816	320	0.98

(1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets increased $11.8 million to $315.8 million at March 31, 2014. The increase in total assets was driven by increases in customer deposits that were reinvested in cash and cash equivalents, securities and loans.

Loans, net, including loans held for sale, increased $7.6 million to $227.7 million at March 31, 2014. We experienced loan growth in our commercial business, commercial real estate and one- to four-family portfolios. This loan growth was partially offset by decreases in mortgage warehouse, home equity and consumer loans.

Other real estate owned (“OREO”) increased $97,000, in part due to the foreclosure of a one- to four-family residence located in Ohio. The increase in OREO attributable to such foreclosure was partially offset by the sales of previously foreclosed one- to four-family residences located in Texas.

Deposits increased $12.2 million to $273.5 million at March 31, 2014. The deposit growth was primarily driven by deposits made by our existing customers, which positively impacted checking, money market and savings account balances.

Advances from the Federal Home Loan Bank of Dallas (the “FHLB”) were unchanged at $7.4 million at March 31, 2014.

The $320,000 increase in stockholders’ equity was primarily due to unrecognized gains on available for sale securities arising during the three months ended March 31, 2014. This reflects the increase in fair value in our securities portfolio at March 31, 2014 when compared to December 31, 2013, as well as net income of $96,000 for the period. During the three months ended March 31, 2014, we also completed our previously authorized stock repurchase program, (the “Repurchase Program”), repurchasing 11,137 shares of the Company’s common stock.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. We recorded $96,000 of net income for the three months ended March 31, 2014, compared to $385,000 of net income for the same period in 2013. Net interest income was $2.4 million for the three months ended March 31, 2014, decreasing $120,000 as compared to the same period in 2013. The provision for loan losses increased $64,000, noninterest income decreased $515,000, noninterest expense decreased $264,000 and income taxes decreased $146,000 for the three months ended March 31, 2014, in each case as compared to the same period in 2013.

Summary of Net Interest Income

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)	% Change
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$2,553	$2,737	$(184)	(6.72)%
Securities—taxable	38	(8)	46	575.00
Securities—nontaxable	74	18	56	311.11
Other interest—earning assets	68	43	25	58.14

Total interest income	2,733	2,790	(57)	(2.04)

Interest expense:
Savings deposits	5	5	—	—
Money market	17	17	—	—
Demand deposit accounts	14	18	(4)	(22.22)
Certificates of deposit	300	233	67	28.76

Total deposits	336	273	63	23.08
Borrowings	44	44	—	—

Total interest expense	380	317	63	19.87

Net interest income	$2,353	$2,473	$(120)	(4.85)%

Summary of Average Yields, Average Rates and Average Balances

Average Yields and Rates

	Three Months Ended March 31,		Increase/ (Decrease) in
	2014	2013	basis points
Loans	4.67%	4.78%	(0.11)
Securities—taxable	0.78	(0.24)	1.02
Securities—nontaxable	2.99	2.88	0.11
Other interest—earning assets including FHLB Stock	0.56	0.53	0.03
Total interest-earning assets	3.69	4.03	(0.34)
Savings deposits	0.05	0.05	—
Money market	0.17	0.18	(0.01)
Demand deposit accounts	0.10	0.13	(0.03)
Certificates of deposits	1.19	1.12	0.07
Total deposits	0.57	0.51	0.06
Borrowings	1.43	0.88	0.55
Total interest-bearing liabilities	0.62	0.54	0.08
Net interest rate spread	3.07	3.49	(0.42)
Net interest margin	3.17	3.57	(0.40)

Average Balances

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)	% Change
	(Dollars in thousands)
Loans	$218,612	$229,061	$(10,449)	(4.56)%
Securities—taxable	19,583	13,091	6,492	49.59
Securities—nontaxable	9,908	2,496	7,412	296.96
Other interest earning assets	48,408	32,447	15,961	49.19

Total interest earning assets	296,511	277,095	19,416	7.01

Savings deposits	36,935	37,062	(127)	(0.34)
Money market deposits	39,740	38,001	1,739	4.58
Demand deposit accounts	56,625	56,416	209	0.37
Certificates of deposit	101,021	83,505	17,516	20.98

Total deposits	234,321	214,984	19,337	8.99
Borrowings	12,297	20,028	(7,731)	(38.60)

Total interest bearing liabilities	246,618	235,012	11,606	4.94

Net interest-earning assets	$49,893	$42,083	$7,810	18.56

Interest Income. Interest and fees on loans decreased for the three months ended March 31, 2014 due to lower loan balances and lower average yields on the Bank’s loan portfolio.

Interest income on taxable and nontaxable securities increased for the three months ended March 31, 2014 due to higher levels of investment in securities and lower amortization at March 31, 2014 when compared to March 31, 2013. During the three months ended March 31, 2013, the yield on taxable securities was negative due to increased amortization associated with accelerated prepayments of certain securities.

Interest Expense. Interest expense on deposits increased for the three months ended March 31, 2014 due to growth in average deposit balances as well as increases in the average cost of deposits. The average rate we paid on deposits increased during the three months ended March 31, 2014, as certificates of deposit represented a larger percentage of our deposits.

Net Interest Income. Net interest income decreased for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to a decrease in our interest rate spread to 3.07% from 3.49%, as well as a 40 basis point decrease in our net interest margin to 3.17% from 3.57%.

Provision for Loan Losses. We recorded a provision for loan losses of $139,000 for the three months ended March 31, 2014, compared to $75,000 for the same period in 2013. The increase in the provision for loan losses was primarily attributable to growth in commercial business and commercial real estate loans.

Summary of Noninterest Income

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Service charges	$236	$281	$(45)	(16.01)%
Gain on sale of mortgage loans	153	576	(423)	(73.44)
Mortgage warehouse fees	54	83	(29)	(34.94)
Increase in cash surrender of bank owned life insurance	57	63	(6)	(9.52)
Other	27	39	(12)	(30.77)

Total noninterest income	$527	$1,042	$(515)	(49.42)%

Noninterest Income. Noninterest income decreased primarily due to lower gains on sale of mortgage loans, lower service charges and lower mortgage warehouse fees in the three months ended March 31, 2014, as compared to the same period in 2013. The decline in gains on sale of mortgage loans and on mortgage warehouse fees was the result of lower production in the three months ended March 31, 2014 when compared to the same period in 2013. Lower service charges were the result of a fee received in the three months ended March 31, 2013, related to the early payoff of a commercial loan, and not repeated in 2014, as well as a decrease in fees received for wire transfers.

Summary of Noninterest Expense

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$1,546	$1,713	$(167)	(9.75)%
Occupancy costs	261	248	13	5.24
Equipment expense	29	36	(7)	(19.44)
Data processing expense	157	169	(12)	(7.10)
ATM expense	91	106	(15)	(14.15)
Professional and outside services	269	296	(27)	(9.12)
Stationary and supplies	11	24	(13)	(54.17)
Marketing	30	54	(24)	(44.44)
FDIC insurance assessments	52	62	(10)	(16.13)
Operations from other real estate owned	9	12	(3)	(25.00)
Other expense	155	154	1	0.65

Total noninterest expense	$2,610	$2,874	$(264)	(9.19)%

Noninterest Expense. Noninterest expense decreased primarily due to lower compensation and benefits expense recognized in the three months ended March 31, 2014, as compared to the same period in 2013. The decrease in compensation and benefits expense was a result of lower mortgage commission expense and lower bonus expense. These decreases were partially offset by higher salary levels and share-based compensation expense as well as increased costs associated with the addition of personnel in the Bank’s commercial lending and mortgage warehouse lending departments. With the exception of a $13,000 increase in occupancy expense and a $1,000 in other expense, all other categories of noninterest expense decreased.

Income Tax Expense. We recorded $35,000 of income tax expense for the three months ended March 31, 2014, compared to $181,000 of income tax expense for the same period in 2013. Our effective tax rate was 26.7% for the three months ended March 31, 2014, compared to 32.0% for the three months ended March 31, 2013. The differences between the statutory rate of 34.0% and the effective tax rates were primarily attributable to permanent differences related to tax exempt income consisting of interest on municipal obligations.

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

	Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$218,612	$2,553	4.67%	$229,061	$2,737	4.78%
Securities—taxable	19,583	38	0.78	13,091	(8)	(0.24)
Securities—nontaxable	9,908	74	2.99	2,496	18	2.88
Other interest-earning assets	47,600	67	0.56	31,162	42	0.54
FHLB of Dallas stock	808	1	0.50	1,285	1	0.31

Total interest-earning assets	296,511	2,733	3.69	277,095	2,790	4.03
Noninterest-earning assets	15,254			17,526

Total assets	$311,765			$294,621

Interest-bearing liabilities:
Savings deposits	$36,935	5	0.05	$37,062	5	0.05
Money market	39,740	17	0.17	38,001	17	0.18
Demand deposit accounts	56,625	14	0.10	56,416	18	0.13
Certificates of deposit	101,021	300	1.19	83,505	233	1.12

Total deposits	234,321	336	0.57	214,984	273	0.51
Borrowings	12,297	44	1.43	20,028	44	0.88

Total interest-bearing liabilities	246,618	380	0.62	235,012	317	0.54
Noninterest-bearing liabilities	32,202			26,409

Total liabilities	278,820			261,421
Equity	32,945			33,200

Total liabilities and equity	$311,765			$294,621

Net interest income		$2,353			$2,473

Net interest rate spread (2)			3.07%			3.49%
Net interest-earning assets (3)	$49,893			$42,083

Net interest margin (4)			3.17%			3.57%
Average of interest-earning assets to interest-bearing liabilities			120.23%			117.91%

(1)	Yields and rates for the three months ended March 31, 2014 and 2013 are annualized.
(2)	Net interest-rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the FHLB and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the three months ended March 31, 2014 and 2013, our liquidity ratio averaged 24.4% and 14.8%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2014 and for the next 12 months.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $40.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $30.7 million at March 31, 2014.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in our unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report.

At March 31, 2014, we had $59.6 million in loan commitments outstanding, including $47.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2014 totaled $48.1 million, or 17.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including asset sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We also have the ability to attract and retain deposits by increasing the interest rates offered.

Our primary investing activity is originating loans. During the three months ended March 31, 2014 and 2013, we had total loans originated of $44.1 million and $70.1 million of loans, including mortgage warehouse loans and loans held for sale, respectively. We also purchased $2.1 million and $453,000 of securities during the three months ended March 31, 2014 and 2013, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We had a net increase of $12.2 million in total deposits for the three months ended March 31, 2014, compared to a net increase of $20.0 million in total deposits for the three months ended March 31, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. We have entered into borrowing agreements with the FHLB, which provide us with an additional source of funds to the extent that we require funds beyond what we generate through operations. FHLB advances were unchanged at $7.4 million at March 31, 2014 and December 31, 2013. Historically, advances from the FHLB have been used primarily to fund loan demand. At March 31, 2014, we had the ability to borrow up to $87.5 million from the FHLB.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, the Bank was in compliance with all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Note 9 — Regulatory Matters” of the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

On August 5, 2013, our board of directors approved the Repurchase Program pursuant to which we are authorized to repurchase up to 5% of our then issued and outstanding shares of common stock, or approximately 81,937 shares of common stock. Management’s decision to repurchase shares is subject to various factors including general market conditions, the availability and/or trading price of our common stock, alternative uses for capital, our financial performance and liquidity, and other factors that may be relevant at the time of such decision. In connection with the Repurchase Program, during the third quarter of 2013, the Bank paid a dividend of $1.0 million to SP Bancorp and during October 2013, the Bank paid a dividend of $350,000 to SP Bancorp. The Bank paid an additional dividend during the first quarter of 2014 totaling $350,000. During 2013, we repurchased and retired 70,800 shares of our common stock and during the first quarter of 2014 we repurchased and retired the remaining 11,137 shares of our common stock authorized to be repurchased under the Repurchase Program, thus completing the Repurchase Program.

Classified Loans

At March 31, 2014 we had 13 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings, compared to 11 such loans at December 31, 2013. At March 31, 2014, nine of these loans, with an aggregate balance of $0.7 million, were collateralized by one- to four-family residential mortgage and two loans, with an aggregate balance of $1.1 million, were collateralized by commercial business assets. There was also one home equity line of credit totaling less than $50,000 and one consumer loan totaling less than $1,000. At December 31, 2013 nine of these loans, with an aggregate balance of $0.7 million were collateralized by one- to four-family residential mortgages of borrowers who had, on occasion, been late with scheduled payments. One of these loans was a commercial loan totaling $0.1 million that had occasionally been past due and there is one home equity line of credit totaling less than $50,000.

Troubled Debt Restructurings

Troubled debt restructurings are defined to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable to the creditor than current market rates and terms. To maximize our cash flows, we periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At March 31, 2014, we had $1.3 million of troubled debt restructurings comprised of two consumer loans totaling $5,600 and three one- to four-family residential mortgage loans totaling $1.3 million. At December 31, 2013, we had $1.5 million of troubled debt restructurings comprised of four residential loans totaling $1.5 million and two consumer loans totaling $7,000. Of this $1.5 million in troubled debt restructurings at December 31, 2013, one loan totaling $0.2 million was past due over 90 days and was foreclosed on in January 2014, and one loan totaling $0.8 million was past due between 30-89 days.

Nonperforming Assets

Nonperforming Loans. At March 31, 2014 and December 31, 2013, our nonaccrual loans totaled $2.7 and $3.1 million, respectively. At March 31, 2014, nonaccrual loans consisted of eight one- to four-family loans totaling $1.5 million with $112,000 in allocated allowances, two home equity loans totaling $46,000 with $21,000 in allocated reserves, two consumer loans totaling $6,000 with $3,000 in allocated allowances, and one commercial real estate loan totaling $1.1 million with $425,000 in allocated allowances. The commercial real estate loan remained current at March 31, 2014. At December 31, 2013, nonaccrual loans consisted of nine one- to four-family residential mortgage loans totaling $2.0 million with $112,000 in allocated allowances, three consumer loans totaling $7,600 with $3,000 in allocated allowances and one commercial loan totaling $1.2 million with $434,000 in allocated allowances.

For the three months ended March 31, 2014, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $40,000. There was no interest income recognized on such loans for the three months ended March 31, 2014.

OREO and Other Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. When property is acquired it is recorded at its fair value less the cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At March 31, 2014 and December 31, 2013, we had $178,000 and $81,000, respectively, in OREO and other repossessed assets consisting of one and three, respectively, one- to four-family residential properties. The increase OREO reflects a foreclosure on a one- to four-family residential property in Ohio and the sale of two previously foreclosed one- to four-family properties in Texas.

Classification of Assets

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of March 31, 2014, we had $313,000 of assets designated as special mention. As of December 31, 2013, we had $339,000 of assets designated as special mention.

When we classify assets as either substandard, nonaccrual or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal regulator, the Department, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at March 31, 2014, substandard assets consisted of loans of $4.9 million, with an allocated reserve of $561,000 and OREO of $178,000. There were no doubtful or loss assets at March 31, 2014. On the basis of our review of our assets at December 31, 2013, substandard assets consisted of loans of $4.4 million, with an allocated reserve of $571,000 and OREO of $81,000. There were no doubtful or loss assets at December 31, 2013.

As of March 31, 2014, our largest substandard nonaccrual asset was a $1.1 million commercial real estate loan secured by a retail property. Although currently performing as agreed, the loan was classified as substandard nonaccrual due to the property’s current condition.

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

The allowance for loan losses increased $118,000, or 5.7%, to $2.2 million at March 31, 2014 from $2.1 million at December 31, 2013. In addition, the allowance for loan losses to total loans, including loans held for sale, increased to 0.95% at March 31, 2014 as compared to 0.93% at December 31, 2013. The allowance for loan losses as a percentage of nonperforming loans increased to 81.51% at March 31, 2014 from 65.83% at December 31, 2013. The increase in the allowance for loan losses was primarily attributable to a loan growth in commercial business loans and commercial real estate loans.

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

There were no changes in our nonaccrual policy during the three months ended March 31, 2014 or 2013. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or any such loan becomes 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of March 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

During the three months ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

In connection with the execution of that certain Agreement and Plan of Merger, dated as of May 5, 2014, by and among Green, Searchlight Merger Sub Corp. and SP Bancorp (the “Merger Agreement”), the Company is supplementing the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K as follows:

Risks Related to Our Pending Merger with Green

The merger consideration is subject to downward adjustment in certain circumstances.

Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of our common stock will be converted into the right to receive its pro rata share of $46.2 million in cash, or $29.55 per share as of May 5, 2014. However, the merger consideration is subject to downward adjustment on a dollar for dollar basis to the extent that our consolidated tangible stockholders’ equity at the month-end prior to the closing of the merger, or, if the merger is expected to close in the first ten days of a month, as of the earlier preceding month-end (subject to adjustment for certain transaction-related expenses and other amounts) is less than $29.5 million. Accordingly, the amount of cash that our stockholders receive upon completion of the merger may be less than they estimated when voting on the proposal to approve and adopt the Merger Agreement and the transactions contemplated thereby at the special meeting of stockholders held for such purpose.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on us.

Before the merger and the other transactions contemplated by the Merger Agreement may be completed, we must obtain approvals from the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Department. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or the other transactions contemplated by the Merger Agreement or require changes to the terms of the merger or the other transactions contemplated by the Merger Agreement. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the other transactions contemplated by the Merger Agreement or imposing additional costs on us.

Termination of the Merger Agreement could negatively affect us.

If the Merger Agreement is terminated, there may be various consequences. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the transaction. Further, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $2.0 million to Green.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. Subject to certain exceptions, we and Green have each agreed to carry on our respective businesses in all material respects in the ordinary course consistent with past practice prior to closing.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, we made the following purchases of our common stock pursuant to the Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicaly Announced Program or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	11,137	$19.57	11,137	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of SP Bancorp, Inc. (1)

3.2	Bylaws of SP Bancorp, Inc. (2)

10.1	2014 Short-term Incentive Plan (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No. 333-167967, filed with the SEC on July 2, 2010, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registration Statement on Form S-1, File No. 333-167967, filed with the SEC on July 2, 2010, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.9 to Form 10K-A (Amendment No. 1, filed with the SEC on April 30, 2014, and incorporated herein by reference.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP BANCORP, INC.

Date: May 7, 2014	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: May 7, 2014	/s/ Suzanne C. Salls
Suzanne C. Salls
Executive Vice President and Chief Financial Officer