Form 10-Q
period 2014-06-30
SP Bancorp, Inc.
filed 2014-08-12
CIK 1493182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, 1,602,313 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SP Bancorp, Inc.

Consolidated Balance Sheets

In thousands, except share amounts (unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$36,790	$27,094
Federal funds sold	—	10,470

Total cash and cash equivalents	36,790	37,564
Securities available for sale (amortized cost of $27,647 and $29,813 at June 30, 2014 and December 31, 2013, respectively)	27,806	29,245
Fixed annuity investment	1,283	1,264
Loans held for sale	4,163	1,846
Loans, net of allowance for losses of $1,910 and $2,069 at June 30, 2014 and December 31, 2013, respectively	248,317	218,280
Accrued interest receivable	901	846
Other real estate owned	178	81
Premises and equipment, net	3,972	4,053
Federal Reserve Bank stock, at cost	353	350
Federal Home Loan Bank stock, at cost	1,540	440
Bank-owned life insurance	7,794	7,681
Deferred income taxes, net	711	957
Other assets	1,318	1,402

Total assets	$335,126	$304,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$33,502	$29,219
Interest-bearing	235,490	232,067

Total deposits	268,992	261,286
Federal Home Loan Bank borrowings	27,392	7,368
Federal funds purchased	2,790	—
Accrued interest payable	28	10
Other liabilities	2,548	2,529

Total liabilities	301,750	271,193

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 1,602,313 shares issued and outstanding at June 30, 2014 and 1,613,700 shares issued and outstanding at December 31, 2013	16	16
Additional paid in capital	14,133	14,014
Unallocated Employee Stock Ownership Plan shares 114,093 shares at June 30, 2014 and 117,603 shares at December 31, 2013	(1,205)	(1,242)
Retained earnings - substantially restricted	20,327	20,402
Accumulated other comprehensive (loss) income	105	(374)

Total stockholders’ equity	33,376	32,816

Total liabilities and stockholders’ equity	$335,126	$304,009

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Income

In thousands, expect per share amounts (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$2,726	$2,759	$5,279	$5,496
Securities - taxable	45	7	83	(1)
Securities - nontaxable	76	20	150	38
Other interest - earning assets	67	45	135	88

Total interest income	2,914	2,831	5,647	5,621

Interest expense:
Deposit accounts	323	306	659	579
Borrowings	46	42	90	86

Total interest expense	369	348	749	665

Net interest income	2,545	2,483	4,898	4,956
Provision for loan losses	59	100	198	175

Net interest income after provision for loan losses	2,486	2,383	4,700	4,781

Noninterest income:
Service charges	227	261	463	542
Gain on sale of securities available for sale	87	14	87	14
Gain on sale of mortgage loans	316	399	469	975
Mortgage warehouse fees	65	114	119	196
Increase in cash surrender value of bank owned life insurance	56	60	113	123
Other	63	94	90	134

Total noninterest income	814	942	1,341	1,984

Noninterest expense:
Compensation and benefits	1,567	1,590	3,113	3,303
Occupancy costs	277	233	538	481
Equipment expense	22	33	51	69
Data processing expense	155	168	312	337
ATM expense	103	93	194	199
Professional and outside services	792	389	1,061	685
Stationary and supplies	11	17	22	41
Marketing	41	54	71	108
FDIC insurance assessments	56	60	108	122
Provision for losses on other real estate owned	—	43	—	43
Operations from other real estate owned	5	37	14	49
Other expense	127	164	282	318

Total noninterest expense	3,156	2,881	5,766	5,755

Income before income tax expense	144	444	275	1,010

Income tax expense	207	140	242	321

Net (loss) income	$(63)	$304	$33	$689

Basic (loss) earnings per share	$(0.04)	$0.20	$0.02	$0.45

Diluted (loss) earnings per share	$(0.04)	$0.20	$0.02	$0.45

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Comprehensive Income

In thousands (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(63)	$304	$33	$689

Other comprehensive income, before tax:
Net unrealized gains (losses) on available for sale securities, arising during the year	335	(219)	814	(198)
Reclassification adjustment for gain on sale of securities available for sale, included in net income	(87)	(14)	(87)	(14)

Other comprehensive income (loss), before tax	248	(233)	727	(212)
Tax effect	84	(79)	248	(72)

Other comprehensive income (loss), net of tax	164	(154)	479	(140)

Comprehensive income	$101	$150	$512	$549

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

In thousands, except share amounts (unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Unallocated Employee Stock Ownership Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2012	1,668,750	$16	$14,453	$(1,314)	$19,849	$36	$33,040
Net income	—	—	—	—	689	—	689
Other comprehensive loss	—	—	—	—	—	(140)	(140)
Employee Stock Ownership Plan shares allocated	—	—	25	35	—	—	60
Stock based compensation	—	—	88	—	—	—	88

Balance, June 30, 2013	1,668,750	$16	$14,566	$(1,279)	$20,538	$(104)	$33,737

Balance, December 31, 2013	1,613,700	$16	$14,014	$(1,242)	$20,402	$(374)	$32,816
Net income	—	—	—	—	33	—	33
Other comprehensive income	—	—	—	—	—	479	479
Employee Stock Ownership Plan shares allocated	—	—	43	37	—	—	80
Stock based compensation	—	—	187	—	—	—	187
Restricted stock shares forfeited and retired	(250)	—	—	—	—	—	—
Repurchase and retirement of common stock	(11,137)	—	(111)	—	(108)	—	(219)

Balance, June 30, 2014	1,602,313	$16	$14,133	$(1,205)	$20,327	$105	$33,376

See accompanying Notes to Condensed Consolidated Financial Statements

SP Bancorp, Inc.

Consolidated Statements of Cash Flows

In thousands (unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows (used in) provided by operating activities:
Net income	$33	$689
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	130	135
Amortization of premiums on securities	291	206
Amortization of FHLB prepayment penalty	39	—
Employee Stock Ownership Plan expense	80	60
Stock based compensation	187	88
Provision for loan losses	198	175
Increase in cash surrender value of bank-owned life insurance	(113)	(123)
Increase in fixed asset annuity investment	(19)	(23)
Loss of sale of other real estate owned	18	43
Gain on sale of securities available for sale	(87)	(14)
Gain on sale of mortgage loans	(469)	(975)
Proceeds from sale of mortgage loans	13,326	39,145
Loans originated for sale	(15,174)	(34,775)
Increase in accrued interest receivable	(55)	(62)
(Increase) decrease in other assets and deferred income taxes, net	82	304
Increase in accrued interest payable and other liabilities	37	343

Net cash (used in) provided by operating activities	(1,496)	5,216

Cash flows used in investing activities:
Purchase of securities available for sale	(2,115)	(2,539)
Maturities, calls and principal pay downs on securities available for sale	1,926	1,915
Proceeds from sale of securities available for sale	2,151	1,814
(Purchases) redemptions of Federal Home Loan Bank stock	(1,100)	660
Purchase of Federal Reserve Bank stock	(3)	—
Loan repayments, net of originations	(31,143)	(4,663)
Proceeds from sale of impaired loans	730	185
Net proceeds from sale of other real estate owned	63	223
Purchase of premises and equipment	(49)	(41)

Net cash used in investing activities	(29,540)	(2,446)

Cash flows provided by financing activities:
Net increase in deposit accounts	7,706	27,946
Federal Home Loan Bank advances	20,000	1,500
Repayment of Federal Home Loan Bank advances	(15)	(14,472)
Net increase federal funds borrowed	2,790	—
Repurchase of common stock	(219)	—

Net cash provided by financing activities	30,262	14,974

Net (decrease) increase in cash and cash equivalents	(774)	17,744
Cash and cash equivalents at beginning of year	37,564	23,933

Cash and cash equivalents at end of year	$36,790	$41,677

Supplemental cash flow information:
Income taxes paid	$42	$28
Interest paid	731	635

Noncash transactions:
Transfer of loans to other real estate owned	$178	$316
Transfer of loans held for portfolio to loans held for sale	—	1,710
Sale of loans, internally financed	—	1,525
Sale of other real estate owned, internally financed	—	1,284

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

On May 5, 2014, SP Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green Bancorp, Inc., a Texas corporation (“Green”), and Searchlight Merger Sub Corp., a Maryland corporation and wholly owned subsidiary of Green (“Merger Subsidiary”). The Merger Agreement provides that, subject to the terms and conditions thereof, Merger Subsidiary will merge with and into SP Bancorp (the “Merger”), with SP Bancorp continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Green. The board of directors unanimously approved the Merger Agreement on May 5, 2014. Immediately following the Merger, the Bank will merge with and into Green Bank, N.A., a national banking association and wholly owned subsidiary of Green, with Green Bank, N.A. surviving the merger (the “Bank Merger”). The Merger and the Bank Merger are subject to customary closing conditions, including the receipt of regulatory approvals and the approval of our stockholders, and are expected to be completed in the fourth quarter of 2014. The Office of the Comptroller of the Currency approved the Bank Merger on August 1, 2014. For additional information regarding the Merger, see Note 12 – Contingencies.

All dollar amounts in the Condensed Notes to Consolidated Financial Statements are in thousands, except per share and share amounts. Certain prior period amounts have been reclassified to conform to current period presentation.

The Bank operates as a full-service commercial bank, providing services that include the acceptance of checking and savings deposits, the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. In addition to the Bank’s home office in Plano, Texas, the Bank has three branches as of June 30, 2014: one located near downtown Dallas, Texas; one located near the Bank’s headquarters in Plano, Texas; and one located in Louisville, Kentucky.

Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company and its wholly-owned subsidiary, the Bank, have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission (the “SEC”) in the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation. Transactions between the consolidated companies have been eliminated. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Company has one reportable segment consisting of the Bank. The Company’s Chief Executive Officer uses consolidated results to make operating and strategic decisions.

Recent Accounting Pronouncements. In January 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04). The amendments in ASU 2014-04 are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. This ASU is effective for annual periods beginning after December 15, 2014 and interim periods beginning after December 15, 2015. The Company is currently evaluating the effects of ASU 2014-04 on its financial statements and disclosures, if any.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This update to the Accounting Standards Codification (ASC) is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS) and creates a new Topic 606 – Revenue from Contracts with Customers. ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

Earnings per Share. Earnings per share (“EPS”) are based upon the weighted-average shares outstanding. Shares of common stock, par value $0.01 per share (“common stock”), held by the SharePlus Bank Employee Stock Ownership Plan (the “ESOP”), which have been committed to be released, are considered outstanding. The table below sets forth the reconciliation between weighted average shares outstanding used for calculating basic and diluted EPS for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Loss) earnings (numerator)
Net (loss) income for common stockholders	$(63)	$304	$33	$689
Less: net income allocated to participating securities	—	6	1	13

Net (loss) income allocated to common stockholders	$(63)	$298	$32	$676

Shares (denominator)
Weighted average shares outstanding for basic EPS (thousands)	1,449	1,517	1,448	1,516
Dilutive effect of employee stock-based awards	—	—	7	—

Adjusted weighted average shares outstanding	1,449	1,517	1,455	1,516

(Loss) earnings per share:
Basic	$(0.04)	$0.20	$0.02	$0.45
Diluted	$(0.04)	$0.20	$0.02	$0.45

Participating securities consist of unvested restricted stock awards (though no actual shares of common stock related to restricted stock awards are issued until settlement of such awards) that receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. For the three months ended June 30, 2014, the Company excluded 39,050 restricted stock awards because they were participating securities and 148,875 stock options from the diluted EPS calculation because the effect was anti-dilutive. For the three months ended June 30, 2013, the Company excluded 30,000 restricted stock awards from the diluted EPS calculation because they were participating securities and excluded 69,050 stock options from the diluted EPS calculation because they were anti-dilutive. For the six months ended June 30, 2014 and 2013, the Company excluded restricted stock awards of 39,050 and 30,000, respectively, from the diluted EPS calculation because they were participating securities and excluded 141,504 and 69,050 stock options, respectively, from the diluted EPS calculation because the effect was anti-dilutive.

Note 2. Common Stock

On August 5, 2013, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 5% of its issued and outstanding shares, or up to approximately 81,937 shares of common stock. The stock repurchase program allowed shares to be repurchased in open market or private transactions, including through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Repurchases under the stock repurchase program could be made at management’s discretion at prices management considered to be attractive and in the best interests of both the Company and its stockholders. Management’s decision to repurchase shares was subject to various factors including general market conditions, the availability and/or trading price of the Company’s common stock, alternative uses for capital, the Company’s financial performance and liquidity, and other factors deemed appropriate. The stock repurchase program had no expiration date and could be suspended, terminated or modified at any time for any reason. The Company had repurchased 70,800 shares under the stock repurchase program through December 31, 2013 and repurchased the remaining 11,137 shares during the first quarter of 2014. The stock repurchase program is now complete. In connection with the stock repurchase program, the Bank paid two cash dividends to SP Bancorp during 2013 totaling $1,350 and one dividend in January 2014 of $350. During April 2014, the Bank paid a dividend to SP Bancorp totaling $300, in order for SP Bancorp to pay general corporate expenses.

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

Note 3. Securities

Securities are classified in the consolidated balance sheets according to management’s intent. At June 30, 2014 and December 31, 2013, all of the Company’s securities were classified as available for sale. The table below sets forth the amortized cost of securities and their approximate fair values at June 30, 2014 and December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Municipal securities	$8,824	$119	$(59)	$8,884
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	4,503	36	(17)	4,522
Mortgage-backed securities guaranteed by SBA, FNMA, GMNA and FHLMC	8,269	29	—	8,298
Asset-backed securities substantially guaranteed by the United States Government	2,767	7	—	2,774
U. S. agency securities	3,284	44	—	3,328

	$27,647	$235	$(76)	$27,806

December 31, 2013
Municipal securities	$9,775	$—	$(410)	$9,365
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	4,422	20	(29)	4,413
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC	11,578	16	(132)	11,462
Asset-backed securities substantially guaranteed by the United States Government	3,032	—	(18)	3,014
U. S. agency securities	1,006	—	(15)	991

	$29,813	$36	$(604)	$29,245

Collateralized mortgage obligations and mortgage-backed securities are backed by one- to four-family residential mortgage loans. The Company does not hold any securities backed by commercial real estate loans. Asset-backed securities are secured by student loans and substantially guaranteed by the United States Government.

The table below sets forth proceeds, gross gains and gross losses from sales of securities held as available for sale for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Proceeds	$2,151	$1,814
Gross gains	$87	$14
Gross losses	$—	$—

The table below sets forth gross unrealized losses and fair values by investment category and length of time in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

		Continuous Unrealized Losses Existing for Less than 12 Months		Continuous Unrealized Losses Existing for 12 Months or Longer		Total
	Number of Security Positions with Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Municipal securities	5	$434	$(1)	$2,318	$(58)	$2,752	$(59)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	2	2,065	(17)	—	—	2,065	(17)

	7	$2,499	$(18)	$2,318	$(58)	$4,817	$(76)

December 31, 2013
Municipal securities	18	$8,396	$(311)	$969	$(99)	$9,365	$(410)
Collateralized mortgage obligations guaranteed by FNMA and FHLMC	3	2,204	(25)	545	(4)	2,749	(29)
Mortgage-backed securities	8	8,893	(127)	1,520	(5)	10,413	(132)
Asset-backed securities substantially guaranteed by the United States Government	1	—	—	3,014	(18)	3,014	(18)
U. S. agency securities	1	991	(15)	—	—	991	(15)

	31	$20,484	$(478)	$6,048	$(126)	$26,532	$(604)

The unrealized losses reflected in the table above were generally due to changes in interest rates. The unrealized losses are considered to be temporary as they reflect fair values on June 30, 2014 and December 31, 2013 and are subject to change daily as interest rates fluctuate. The Bank does not intend to sell these securities and it is more-likely-than-not that the Bank will not be required to sell them prior to recovery. Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer of the securities, and (3) the intent of the Bank to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The table below sets forth scheduled maturities of securities at June 30, 2014 and December 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2014	More than Five Years Through Ten Years	More than Ten Years	Total
Securities available for sale:
Municipal securities
Amortized cost	$—	$8,824	$8,824
Fair value	—	8,884	8,884
Collateralized mortgage obligations guaranteed by FNMA and FHLMC
Amortized cost	804	3,699	4,503
Fair value	807	3,715	4,522
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC
Amortized cost	—	8,269	8,269
Fair value	—	8,298	8,298
Asset-backed securities substantially guaranteed by the United States Government
Amortized cost	—	2,767	2,767
Fair value	—	2,774	2,774
U. S. Agency securities
Amortized cost	1,006	2,278	3,284
Fair value	1,032	2,296	3,328
Total available for sale securities

Amortized cost	$1,810	$25,837	$27,647

Fair value	$1,839	$25,967	$27,806

December 31, 2013	More than Five Years Through Ten Years	More than Ten Years	Total
Securities available for sale:
Municipal securities
Amortized cost	$—	$9,775	$9,775
Fair value	—	9,365	9,365
Collateralized mortgage obligations guaranteed by FNMA and FHLMC
Amortized cost	856	3,566	4,422
Fair value	858	3,555	4,413
Mortgage-backed securities guaranteed by FNMA, GMNA and FHLMC
Amortized cost	—	11,578	11,578
Fair value	—	11,462	11,462
Asset-backed securities substantially guaranteed by the United States Government
Amortized cost	3,032	—	3,032
Fair value	3,014	—	3,014
U. S. Agency securities
Amortized cost	1,006	—	1,006
Fair value	991	—	991
Total available for sale securities

Amortized cost	$4,894	$24,919	$29,813

Fair value	$4,863	$24,382	$29,245

Note 4. Loans and Allowance for Loan Losses

The table below sets forth loans at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Commercial business	$24,489	$16,932
Commercial real estate	50,183	38,055
One- to four-family	134,974	119,376
Mortgage warehouse	27,000	31,550
Home equity	8,237	8,942
Consumer	4,453	4,748

	249,336	219,603
Premiums, net	53	55
Deferred loan costs, net	838	691
Allowance for loan losses	(1,910)	(2,069)

	$248,317	$218,280

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

The table below sets forth an age analysis of past due loans by loan class as of June 30, 2014 and December 31, 2013:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
June 30, 2014
Past due:
30-59 days	$—	$—	$769	$—	$25	$—	$794
60-89 days	—	—	816	—	—	—	816
90 days or more	—	—	874	—	—	—	874

Total past due	—	—	2,459	—	25	—	2,484
Current	24,489	50,183	132,515	27,000	8,212	4,453	246,852

Total loans	$24,489	$50,183	$134,974	$27,000	$8,237	$4,453	$249,336

December 31, 2013
Past due:
30-59 days	$139	$—	$956	$—	$—	$14	$1,109
60-89 days	—	—	106	—	—	—	106
90 days or more	—	—	1,329	—	—	—	1,329

Total past due	139	—	2,391	—	—	14	2,544
Current	16,793	38,055	116,985	31,550	8,942	4,734	217,059

Total loans	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

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

The table below sets forth a summary of loans by grade or classification as of June 30, 2014 and December 31, 2013:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
June 30, 2014
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$23,393	$50,183	$132,080	$27,000	$8,151	$4,449	$245,256
Special mention	96	—	156	—	41	—	293
Substandard	1,000	—	514	—	—	—	1,514
Substandard nonaccrual	—	—	2,224	—	45	4	2,273
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$24,489	$50,183	$134,974	$27,000	$8,237	$4,453	$249,336

December 31, 2013
Credit quality indicator:
Credit risk profile by grade or classification
Pass	$16,793	$36,892	$115,974	$31,550	$8,879	$4,739	$214,827
Special mention	139	—	160	—	41	—	340
Substandard	—	—	1,292	—	—	1	1,293
Substandard nonaccrual	—	1,163	1,950	—	22	8	3,143
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

The table below summarizes impaired loans and nonperforming loans by loan class at June 30, 2014 and December 31, 2013:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
June 30, 2014
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$—	$371	$—	$20	$4	$395
Impaired loans with no allowance for loan losses	—	—	1,898	—	25	—	1,923

Total impaired loans	$—	$—	$2,269	$—	$45	$4	$2,318

Unpaid principal balance of impaired loans	$—	$—	$2,343	$—	$47	$6	$2,396
Allowance for loan losses on impaired loans	$—	$—	$112	$—	$20	$3	$135
Average recorded investment in impaired loans	$—	$765	$2,423	$—	$38	$6	$3,232

Troubled debt restructurings (not including nonaccrual loans)	—	—	—	—	—	—	—

Nonperforming loans:
Nonaccrual loans	$—	$—	$2,224	$—	$45	$4	$2,273
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$—	$2,224	$—	$45	$4	$2,273

December 31, 2013
Impaired loans:
Impaired loans with an allowance for loan losses	$—	$1,163	$375	$—	$22	$6	$1,566
Impaired loans with no allowance for loan losses	—	—	2,330	—	—	2	2,332

Total impaired loans	$—	$1,163	$2,705	$—	$22	$8	$3,898

Unpaid principal balance of impaired loans	$—	$1,547	$2,765	$—	$23	$19	$4,354
Allowance for loan losses on impaired loans	$—	$434	$112	$—	$22	$3	$571
Average recorded investment in impaired loans	$—	$2,283	$3,162	$—	$14	$14	$5,473

Troubled debt restructurings (not including nonaccrual loans)	—	$—	$755	$—	$—	$1	$756

Nonperforming loans:
Nonaccrual loans	$—	$1,163	$1,950	$—	$22	$8	$3,143
Loans past due 90 days and still accruing	—	—	—	—	—	—	—

	$—	$1,163	$1,950	$—	$22	$8	$3,143

For the three months ended June 30, 2014 and 2013, gross interest income that would have been recorded had the Bank’s nonaccrual loans been current in accordance with their original terms was $38 and $48, respectively. Interest income recognized, substantially on a cash basis, on such loans for the three months ended June 30, 2014 and 2013 was $4 and $0, respectively. For the six months ended June 30, 2014 and 2013, gross interest income that would have been recorded had the Bank’s nonaccrual loans been current in accordance with their original terms was $78 and $90, respectively. Interest income recognized, substantially on a cash basis, on such loans for the six months ended June 30, 2014 and 2013 was $11 and $2, respectively. The average recorded investment for impaired loans during the second quarter ended June 30, 2014 and 2013 was $2,775 and $5,314, respectively.

The table below sets forth a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2014 and 2013 and the 12 months ended December 31, 2013, and total investment in loans at June 30, 2014, December 31, 2013 and June 30, 2013:

	Commercial Business	Commercial Real Estate	One- to Four-Family	Mortgage Warehouse	Home Equity	Consumer	Total
Six Months Ended June 30, 2014
Allowance for loan losses:
Balance beginning of period	$479	$1,142	$325	$—	$78	$45	$2,069
Provision for loan losses	22	211	(24)	—	(12)	1	198
Loans charged to allowance	—	(325)	(25)	—	—	(17)	(367)
Recoveries of loans previously charged off	3	—	—	—	3	4	10

Balance, end of period	$504	$1,028	$276	$—	$69	$33	$1,910

Ending balance: individually evaluated for impairment	$—	$—	$112	$—	$20	$3	$135

Ending balance: collectively evaluated for impairment	$504	$1,028	$164	$—	$49	$30	$1,775

Loans:

Ending balance	$24,489	$50,183	$134,974	$27,000	$8,237	$4,453	$249,336

Ending balance: individually evaluated for impairment	$—	$—	$2,269	$—	$45	$4	$2,318

Ending balance: collectively evaluated for impairment	$24,489	$50,183	$132,705	$27,000	$8,192	$4,449	$247,018

Three Months Ended June 30, 2014
Allowance for loan losses:
Balance beginning of period	$479	$1,269	$311	$—	$77	$51	$2,187
Provision for loan losses	25	84	(35)	—	(10)	(5)	59
Loans charged to allowance	—	(325)	—	—	—	(14)	(339)
Recoveries of loans previously charged off	—	—	—	—	2	1	3

Balance, end of period	$504	$1,028	$276	$—	$69	$33	$1,910

12 Months Ended December 31, 2013
Allowance for loan losses:
Balance beginning of year	$326	$1,215	$731	$—	$83	$65	$2,420
Provision for loan losses	153	431	(325)	—	(13)	(19)	227
Loans charged to allowance	—	(504)	(82)	—	—	(14)	(600)
Recoveries of loans previously charged off	—	—	1	—	8	13	22

Balance, end of period	$479	$1,142	$325	$—	$78	$45	$2,069

Ending balance: individually evaluated for impairment	$—	$434	$112	$—	$22	$3	$571

Ending balance: collectively evaluated for impairment	$479	$708	$213	$—	$56	$42	$1,498

Loans:
Ending balance	$16,932	$38,055	$119,376	$31,550	$8,942	$4,748	$219,603

Ending balance: individually evaluated for impairment	$—	$1,163	$2,705	$—	$22	$8	$3,898

Ending balance: collectively evaluated for impairment	$16,932	$36,892	$116,671	$31,550	$8,920	$4,740	$215,705

Six Months Ended June 30, 2013
Allowance for loan losses:
Balance beginning of year	$326	$1,215	$731	$—	$83	$65	$2,420
Provision for loan losses	84	84	12	—	4	(9)	175
Loans charged to allowance	—	(253)	—	—	—	(10)	(263)
Recoveries of loans previously charged off	—	—	1	—	5	8	14

Balance, end of period	$410	$1,046	$744	$—	$92	$54	$2,346

Ending balance: individually evaluated for impairment	$—	$425	$112	$—	$24	$3	$564

Ending balance: collectively evaluated for impairment	$410	$621	$632	$—	$68	$51	$1,782

Loans:
Ending balance	$14,747	$39,915	$120,404	$40,911	$7,975	$5,226	$229,178

Ending balance: individually evaluated for impairment	$—	$1,477	$2,648	$—	$24	$15	$4,164

Ending balance: collectively evaluated for impairment	$14,747	$38,438	$117,756	$40,911	$7,951	$5,211	$225,014

Three Months Ended June 30, 2013
Allowance for loan losses:
Balance beginning of period	$332	$1,260	$746	$—	$88	$60	$2,486
Provision for loan losses	78	34	(2)	—	1	(11)	100
Loans charged to allowance	—	(248)	—	—	—	—	(248)
Recoveries of loans previously charged off	—	—	—	—	3	5	8

Balance, end of period	$410	$1,046	$744	$—	$92	$54	$2,346

Loans or portions of loans are charged against the allowance for loan losses when loans are determined to be uncollectible, including troubled debt restructurings. The Bank evaluates the need for an allocated allowance when loans are determined to be impaired. The allocated allowance is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The Bank provided an allocated allowance for loan losses of $115 to customers whose loan terms had been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively. The Bank has not committed to lend additional amounts to customers with outstanding loans that were classified as troubled debt restructurings at June 30, 2014 or December 31, 2013.

During the six months ended June 30, 2014, no loans were modified to reduce the interest rate or extend payment terms. During the six months ended June 30, 2013, one loan, totaling $392, was modified to reduce the interest rate and to extend the interest only payment term to 24 months.

During the six months ended June 30, 2014 and 2013, there were no defaults on loans that had been restructured during the previous 12 months.

The Bank originated $15,174 and $34,775 in loans during the six months ended June 30, 2014 and 2013, respectively, with the intent to sell them to various correspondent lending institutions. Proceeds on sales of these loans were $13,326 and $39,145 for the six months ended June 30, 2014 and 2013, respectively. Gains on such sales were $469 and $975 for the six months ended June 30, 2014 and 2013, respectively. These loans were sold with servicing rights released.

Loans serviced for the benefit of others were $4,441, $4,552 and $4,462 at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Note 5. Borrowings

The Bank periodically borrows from the Federal Home Loan Bank of Dallas (the “FHLB”). The table below sets forth borrowings at June 30, 2014 and December 31, 2013:

June 30, 2014
Maturity Date	Interest Rate	Current Balance
07/11/2014	0.170%	$20,000
01/05/2015	0.743	250
07/03/2015	0.802	250
09/08/2015	0.785	392
09/08/2015	0.785	918
09/08/2015	0.785	1,843
01/04/2016	0.861	250
09/06/2016	0.956	1,000
09/06/2018	1.526	500
09/06/2018	1.526	1,470
02/01/2023	2.325	710

Total gross borrowings		27,583
Unamortized prepayment penalty		(191)

Net borrowings		$27,392

December 31, 2013
Maturity Date	Interest Rate	Current Balance
01/05/2015	0.743%	$250
07/03/2015	0.802	250
09/08/2015	0.785	392
09/08/2015	0.785	918
09/08/2015	0.785	1,843
01/04/2016	0.861	250
09/06/2016	0.956	1,000
09/06/2018	1.526	500
09/06/2018	1.526	1,470
02/01/2023	2.325	725

Total gross borrowings		7,598
Unamortized prepayment penalty		(230)

Net borrowings		$7,368

All of our borrowings from the FHLB have a fixed interest rate. These borrowings were secured by FHLB stock, real estate loans and securities collectively totaling $104,520 and $89,421, at June 30, 2014 and December 31, 2013, respectively. The Bank had remaining credit available under the FHLB borrowing program of $76,937 and $81,824 at June 30, 2014 and December 31, 2013, respectively. During July 2014, the Bank repaid the $20,000 advance due on July 11, 2014.

In previous periods, the Bank incurred prepayment fees related to prepayment of FHLB advances, which advances were subsequently replaced with lower cost FHLB borrowings. Such fees were deferred and are being recognized in interest expense using the interest method as an adjustment to the cost of the new advances over their remaining term.

At June 30, 2014, the Bank had borrowed $2,790 in overnight federal funds to meet a short-term liquidity need. This loan has subsequently been repaid.

Note 6. Employee Benefits

Defined contribution plan. The Bank’s 401(k) plan covers all eligible employees, as defined therein. The Bank matches 100% of employee contributions up to 5% of an employee’s salary. The Bank made matching contributions totaling $44 and $43 during the three months ended June 30, 2014 and 2013, respectively, and matching contributions totaling $84 and $82 during the six months ended June 30, 2014 and 2013, respectively.

The Bank had a nonqualified deferred compensation plan for the benefit of one executive officer. This plan matured and paid the executive $243 during the second quarter of 2013. The Bank funded its obligations pursuant to this plan with a fixed rate annuity. Expense of $0 was recorded for the three and six months ended June 30, 2014. Expense of $10 and $22 was recorded for the three and six months ended June 30, 2013 and 2013, respectively. The Bank has no remaining obligation with respect to this plan.

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

The table below sets forth the ESOP shares at June 30, 2014 and December 31, 2013:

	June 30,		December 31,
	2014		2013
Allocated shares	22,775		19,265
Unearned shares	114,093		117,603
Total ESOP Shares	136,868		136,868
Fair value of unearned shares (in thousands)	$3,294		$2,356
Compensation expense recognized from the release of share from ESOP (in thousands)	$80	[1]	$127	[1]

(1)	June 30, 2014 amount is for six months; December 31, 2013 amount is for 12 months.

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

The types of awards that may be granted under the Incentive Plan include stock options, restricted stock and restricted stock units. As of June 30, 2014 and June 30, 2013, 43,325 and 142,000 shares remained available for grants under the Incentive Plan, respectively. Awards under the Incentive Plan are evidenced by an award agreement that: (i) specifies the number of stock options, restricted shares or restricted stock units covered by the award; (ii) specifies the date of grant; (iii) specifies the vesting period or conditions to vesting; and (iv) contains such other terms and conditions not inconsistent with the Incentive Plan, including the effect of termination of a participant’s employment or service with the Company as the Committee may, in its discretion, prescribe. The option price for each grant must be at least equal to the fair value of a share of the Company’s common stock on the date of grant. Options are granted at such time as the Committee determines at the date of grant and in no event can the exercise period exceed a maximum of 10 years. Upon a change-in-control of the Company, as defined in the Incentive Plan, all outstanding options and non-vested stock awards and units would immediately vest.

The table below sets forth share-based compensation expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense
Stock options	$56	$22	$111	$44
Restricted stock	37	23	76	44

Total compensation expense recognized	$93	$45	$187	$88

As of June 30, 2014, the Company had $1,489 of unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over approximately 4 years.

The table below sets forth a summary of stock option activity under the Incentive Plan for the six months ended June 30, 2014 and 2013:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	69,500	$15.25	$17
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding at June 30, 2013	69,500	$15.25	$250

Shares expected to vest	69,500	$15.25	$250
Vested and exercisable at June 30, 2013	—	$—	$—
Vested and exercisable weighted average remaining contractual terms at June 30, 2014 (in years)	—

Outstanding at December 31, 2013	152,675	$17.52	$338
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	(3,800)	$17.43	$9

Outstanding at June 30, 2014	148,875	$17.53	$1,689

Shares expected to vest	148,875	$17.53	$1,689
Vested and exercisable at June 30, 2014	13,450	$15.25	$183
Vested and exercisable weighted average remaining contractual terms at June 30, 2014 (in years)	8.4

The table below sets forth a summary of restricted stock activity under the Incentive Plan for the six months ended June 30, 2014 and 2013:

	Number of Shares	Grant Date Weighted-Average Cost
Unvested at December 31, 2012	30,000	$15.25
Shares awarded	—	$—
Restrictions lapsed and shares released	—	$—
Canceled	—	$—

Unvested at June 30, 2013	30,000	$15.25

Unvested at December 31, 2013	39,300	$16.87
Shares awarded	—	$—
Restrictions lapsed and shares released	—	$—
Canceled	(250)	$19.40

Unvested at June 30, 2014	39,050	$16.85

Upon a change in control all shares in the ESOP and the stock compensation plans will fully vest.

Note 7. Income Taxes

The table below sets forth income tax expense and the effective tax rates for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax expense	$207	$140	$242	$321
Effective tax rate	143.8%	31.5%	88.0%	31.8%

The differences between the statutory rate of 34.0% and the effective tax rates presented in the table above were primarily attributable to permanent differences related to nondeductible professional and outside services related to the Merger, tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

There were no significant changes in deferred tax items during the six months ended June 30, 2014, as compared to December 31, 2013.

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

The table below sets forth the approximate amounts of these financial instruments at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Commitments to extend credit	$62,593	$42,253

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on managements’ credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, single and multi-family residences, plant and equipment, cattle and income-producing commercial properties. At June 30, 2014, commitments to fund fixed rate loans of $36,304 including $29,761 of mortgage warehouse loans, were included in the commitments to extend credit. At December 31, 2013, commitments to fund fixed rate loans of $22,755, including $13,450 of mortgage warehouse loans, were included in the commitments to extend credit. The increase in fixed rate commitments is reflective of the growth in our mortgage warehouse lending business. Interest rates on commitments to fund fixed rate loans, including unsecured loans, ranged from 3.19% to 17.90% at June 30, 2014 and 3.49% to 17.90% at December 31, 2013.

The Company did not incur any significant losses on its commitments for the six months ended June 30, 2014 or 2013. Although the maximum exposure to loss is the amount of such commitments, management anticipates no material losses from such activities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in applicable regulations) to risk-weighted assets (as defined in applicable regulation), of core capital (as defined in applicable regulations) to adjusted tangible assets (as defined in applicable regulations) and of tangible capital (as defined in applicable regulations) to tangible assets. As of June 30, 2014 and December 31, 2013, the Bank met all capital adequacy requirements to which it was subject without giving effect to the Basel III capital rules adopted by the Federal Reserve on July 2, 2013, but not yet effective.

The table below sets forth the Bank’s capital ratios as of June 30, 2014 and December 31, 2013 (without giving effect to the final Basel III capital rules):

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk weighted assets	$33,082	13.01%	$20,344	8.00%	$25,431	10.00%
Tier 1 capital to risk weighted assets	31,172	12.26%	10,172	4.00%	15,258	6.00%
Tier 1 capital to assets	31,172	9.63%	12,941	4.00%	16,176	5.00%

December 31, 2013
Total capital to risk weighted assets	$32,875	14.49%	$18,153	8.00%	$22,691	10.00%
Tier 1 capital to risk weighted assets	30,806	13.58%	9,076	4.00%	13,615	6.00%
Tier 1 capital to assets	30,806	10.07%	12,243	4.00%	15,303	5.00%

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

The table below sets forth the assets and liabilities reported on the consolidated balance sheet at their fair value as of June 30, 2014 and December 31, 2013 by level within the Accounting Standard Codification (“ASC”) 820 fair value measurement hierarchy:

	Fair Value Measurements at Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2014
Measured on a recurring basis:
Assets:
Securities available for sale:
Municipal securities	$8,884	$—	$8,884	$—
Collateralized mortgage obligations	4,522	—	4,522	—
Mortgage-backed securities	8,298	—	8,298	—
Asset-backed securities	2,774	—	2,774	—
U. S. Agency securities	3,328	—	3,328	—
Fixed annuity investment	1,283	—	1,283	—

Measured on a nonrecurring basis:
Assets:
Impaired loans	260	—	—	260
OREO	178	—	—	178

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

For the six months ended June 30, 2014 no additional provisions for losses were added to any impaired loans. For the six months ended June 30, 2013, impaired loans with principal balances of $1,889 were re-measured and additional provisions for losses of $564 were recorded. The additional provision for loan losses on impaired loans during the three months ended June 30, 2013, was $482.

There were no transfers into or out of Level 3 categorization for the periods presented.

The table below sets forth Level 3 assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 and the significant unobservable inputs used in the fair value measurements. Significant unobservable inputs for OREO for comparable periods were not considered material.

June 30, 2014
Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range
Impaired loans	$259	Comparable sales	Adjustments for differences between comparable sales	One-to-four family	(6)%-16%
Impaired loans	$1	Collateral method	NA	Consumer	N/A

December 31, 2013
Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Loan/Property Type	Range
Impaired loans	$728	Income method	Capitalization rate	Commercial real estate	6.5%
Impaired loans	$263	Comparable sales	Adjustments for differences between comparable sales	One-to-four family	(6)%-16%
Impaired loans	$4	Collateral method	NA	Consumer	N/A

Note 11. Fair Value of Financial Instruments

The table below sets forth the estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Level 1 inputs:
Cash and cash equivalents	$36,790	$36,790	$37,564	$37,564
Level 2 inputs:
Securities available for sale	27,806	27,806	29,245	29,245
Fixed annuity investment	1,283	1,283	1,264	1,264
Federal Reserve Bank stock, at cost	353	N/A	350	N/A
Federal Home Loan Bank stock, at cost	1,540	N/A	440	N/A
Restricted stock	50	N/A	50	N/A
Accrued interest receivable	901	901	846	846
Level 3 inputs:
Loans and loans held for sale	252,480	251,980	220,126	220,122

Financial liabilities:
Level 2 inputs:
Deposits	268,992	269,432	261,286	261,715
Accrued interest payable	28	28	10	10
Federal Home Loan Bank borrowings	27,392	27,337	7,368	7,217
Federal funds purchased	2,790	2,790	—	—

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

Federal Home Loan Bank borrowings. The fair value of advances from the FHLB maturing within 90 days approximates carrying value. Fair value of other advances is based on the discounted value of contractual cash flows based on the Bank’s current incremental borrowing rate for similar borrowing arrangements.

Accrued interest. The carrying amounts of accrued interest approximate their fair values.

Off-balance sheet instruments. Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair value.

Note 12: Contingencies

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Related to the Merger, two putative class action lawsuits have been filed in Maryland, Gary W. Stisser v. SP Bancorp, Inc., et al., in the Circuit Court for Baltimore City, Case No. 24C14003610 (the “Stisser Suit”) and Fundamental Partners v. Jeffrey L. Weaver, et. al., in the Circuit Court for Baltimore City, Case No. 24C14003651 (the “Fundamental Partners Suit”). Both lawsuits name as defendants SP Bancorp, the members of our board of directors, Merger Sub and Green.

The Fundamental Partners Suit alleges that the per share merger consideration is inadequate, and that the members of our board of directors were operating under a conflict of interest because of the benefits to be received by them from the merger, resulting in a breach of their fiduciary duties of good faith, loyalty, fair dealing and due care to our stockholders. The Fundamental Partners Suit also alleges that we and our board of directors breached a fiduciary duty by not disclosing certain allegedly material facts in the initial preliminary proxy statement on subjects which include alleged conflicts of interest, our financial projections, additional information about actions of the strategic review committee (formed for the purpose of overseeing the strategic review process, including the evaluation and negotiation of a potential strategic transaction), and additional information about the analysis performed by our financial advisor, Mercer Capital Management Inc. (“Mercer Capital”). Finally, the Fundamental Partners Suit alleges that Green aided and abetted the breach of fiduciary duty. The relief sought includes class certification, a declaration that there has been a breach of fiduciary duty, damages, and interest and fees, including attorney’s fees.

The Stisser Suit alleges a breach of fiduciary duty by the failure to disclose material facts in the initial preliminary proxy statement on subjects which include our financial projections, the process leading to the proposed transaction, potential conflicts of interest, and additional information about the analysis performed by Mercer Capital. The Stisser Suit also alleges that Green aided and abetted the breach of fiduciary duty. The relief sought includes class certification, an injunction against the merger until all alleged breaches have been cured, damages if the merger has been completed prior to the entry of final judgment, costs and attorney’s fees.

The plaintiffs have filed a motion to consolidate the two cases. A demand for jury trial has been made in each case, and a motion for preliminary injunction to enjoin the merger pending a trial of the case and requesting expedited discovery has been filed in each case. We believe that the claims in these lawsuits are without merit and intend to vigorously defend ourselves against them. However, there can be no assurance as to the outcome of these lawsuits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition at June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of SP Bancorp, Inc., a Maryland Corporation (“SP Bancorp”). SP Bancorp is a bank holding company and the parent of SharePlus Bank, a Texas chartered state bank (the “Bank”). When using the terms “we,” “us,” “our” or the “Company” we are referring to SP Bancorp and the Bank on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q for the period ended June 30, 2014 (this “Quarterly Report”).

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

On May 5, 2014, SP Bancorp entered into a definitive merger agreement (the “Merger Agreement”) with Green Bancorp, Inc. (“Green”) and Searchlight Merger Sub Corp., a wholly owned subsidiary of Green (“Merger Sub”), providing for the merger of the Merger Sub with and into SP Bancorp. Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of the Company’s common stock will cease to be outstanding and will be converted into the right to receive a cash payment equal to the per share merger consideration of $29.55 (without giving effect to any potential adjustments), which is equal to the adjusted aggregate merger consideration of $46.2 million (subject to downward adjustment in certain circumstances) divided by 1,563,263 shares of our common stock (excluding unvested shares of restricted common stock) outstanding as of the date of the Merger Agreement. Immediately following the merger, the Bank will merge with and into Green Bank, N.A., a national banking association and wholly owned subsidiary of Green, with Green Bank, N.A. surviving the merger (the “Bank merger”). The merger is subject to customary closing conditions, including regulatory approvals and approval of the Company’s stockholders, and is expected to be completed in the fourth quarter of 2014. The Office of the Comptroller of the Currency approved the Bank Merger August 1, 2014.

As of June 30, 2014, we had $335.1 million of total assets, $252.5 million of loans, net, including loans held for sale, $269.0 million of deposits and $33.4 million of total stockholders’ equity on a consolidated basis.

For the three months ended June 30, 2014, we had a net loss of $63,000, compared to $304,000 of net income for the three months ended June 30, 2013. The decrease in net income during the three months ended June, 30, 2014 resulted from an increase in net interest income, a decrease in the provision for loan losses and decrease in noninterest income and an increase in noninterest expense. Income tax expense increased for the three months ended June 30, 2014 when compared to the same period in 2013.

For the six months ended June 30, 2014, we had $33,000 of net income, compared to $689,000 of net income for the six months ended June 30, 2013. The decrease in net income during the six months ended June 30, 2014 resulted from a decrease in net interest income, an increase in the provision for loan losses, a decrease in noninterest income and an increase in noninterest expense. Income tax expense also decreased for the six months ended June 30, 2014 when compared to the same period in 2013.

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

Critical Accounting Policies. There have been no material changes to the critical accounting policies disclosed in our Form 10-K.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Summary of Selected Balance Sheet Data

	June 30,	December 31,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)

Total assets	$335,126	$304,009	$31,117	10.24%
Total cash and cash equivalents	36,790	37,564	(774)	(2.06)
Securities available for sale, at fair value	27,806	29,245	(1,439)	(4.92)
Loans held for sale	4,163	1,846	2,317	125.51
Loans, net	248,317	218,280	30,037	13.76
Other real estate owned	178	81	97	119.75
Premises and equipment, net	3,972	4,053	(81)	(2.00)
Federal Reserve Bank stock, at cost	353	350	3	0.86
Federal Home Loan Bank of Dallas stock	1,540	440	1,100	250.00
Bank-owned life insurance	7,794	7,681	113	1.47
Other assets (1)	4,213	4,469	(256)	(5.73)
Deposits	268,992	261,286	7,706	2.95
Federal Home Loan Bank borrowings	27,392	7,368	20,024	271.77
Federal funds purchased	2,790	—	2,790	—
Stockholders’ equity	33,546	32,816	730	2.22

(1)	Includes fixed annuity investment, accrued interest receivable, deferred tax assets and other assets.

Total assets increased $31.1 million to $335.1 million at June 30, 2014. The increase in total assets was due to higher levels of borrowings and customer deposits that have been reinvested in loans.

Loans, net, including loans held for sale, increased $32.4 million to $252.5 million at June 30, 2014. We experienced loan growth in our commercial business, commercial real estate and one- to four-family portfolios. This loan growth was partially offset by decreases in mortgage warehouse, home equity and consumer loans.

Other real estate owned (“OREO”) increased $97,000, in part due to the foreclosure of a one- to four-family residence located in Ohio. The increase in OREO attributable to such foreclosure was partially offset by the sales of previously foreclosed one- to four-family residences located in Texas.

Deposits increased $7.7 million to $269.0 million at June 30, 2014. The deposit growth was primarily driven by deposits made by new and existing customers, which positively impacted checking, money market and savings account balances.

Advances from the Federal Home Loan Bank of Dallas (the “FHLB”) increased $20.0 million at June 30, 2014, as we used the borrowed funds for a short-term investment opportunity. Federal funds purchased increased $2.8 million to meet a short-term liquidity need.

The $560,000 increase in stockholders’ equity was primarily due to unrecognized gains on available for sale securities arising during the six months ended June 30, 2014. This increase also reflects net income of $33,000 for the period. During the six months ended June 30, 2014, we also completed our previously authorized stock repurchase program (the “Repurchase Program”), repurchasing 11,137 shares of the Company’s common stock during this period.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. We recorded a net loss of $33,000 for the three months ended June 30, 2014, compared to $304,000 of net income for the same period in 2013. Net interest income was $2.5 million for the three months ended June 30, 2014, increasing $62,000 as compared to the same period in 2013. The provision for loan losses decreased $41,000, noninterest income decreased $128,000, noninterest expense increased $275,000 and income tax expense increased $67,000 for the three months ended June 30, 2014, in each case as compared to the same period in 2013.

Summary of Net Interest Income

	Three Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$2,726	$2,759	$(33)	(1.20)%
Securities - taxable	45	7	38	542.86
Securities - nontaxable	76	20	56	280.00
Other interest - earning assets	67	45	22	48.89

Total interest income	2,914	2,831	83	2.93

Interest expense:
Savings deposits	5	5	—	—
Money market	17	17	—	—
Demand deposit accounts	14	20	(6)	(30.00)
Certificates of deposit	287	264	23	8.71

Total deposits	323	306	17	5.56
Borrowings	46	42	4	9.52

Total interest expense	369	348	21	6.03

Net interest income	$2,545	$2,483	$62	2.50%

Summary of Average Yields, Average Rates and Average Balances

Average Yields and Rates

	Three Months Ended June 30,
	2014	2013	Increase/ (Decrease) in basis points
Loans	4.66%	4.88%	(0.22)
Securities - taxable	0.93	0.24	0.69
Securities - nontaxable	2.94	2.89	0.05
Other interest - earning assets including FHLB Stock	0.60	0.47	0.13
Total interest-earning assets	3.78	4.05	(0.27)
Savings deposits	0.05	0.05	—
Money market	0.16	0.19	(0.03)
Demand deposit accounts	0.10	0.13	(0.03)
Certificates of deposits	1.17	1.14	0.03
Total deposits	0.55	0.54	0.01
Borrowings	0.84	2.29	(1.45)
Total interest-bearing liabilities	0.58	0.59	(0.01)
Net interest rate spread	3.20	3.46	(0.26)
Net interest margin	3.17	3.56	(0.39)

Average Balances

	Three Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)

Loans	$234,096	$226,146	$7,950	3.52%
Securities - taxable	19,434	11,835	7,599	64.21
Securities - nontaxable	10,326	2,770	7,556	272.78
Other interest earning assets	44,884	38,544	6,340	16.45

Total interest earning assets	308,740	279,295	29,445	10.54

Savings deposits	38,040	39,126	(1,086)	(2.78)
Money market deposits	41,475	36,278	5,197	14.33
Demand deposit accounts	56,900	60,446	(3,546)	(5.87)
Certificates of deposit	98,186	92,241	5,945	6.45

Total deposits	234,601	228,091	6,510	2.85
Borrowings	21,973	7,338	14,635	199.44

Total interest bearing liabilities	256,574	235,429	21,145	8.98

Net interest-earning assets	$52,166	$43,866	$8,300	18.92

Interest Income. Interest and fees on loans decreased for the three months ended June 30, 2014 due to a lower overall yield on the Bank’s loan portfolio. This decrease was partially offset by higher average loan balances.

Interest income on taxable and nontaxable securities increased for the three months ended June 30, 2014 due to higher levels of investment in securities and lower amortization at June 30, 2014 when compared to June 30, 2013.

Interest Expense. Interest expense on deposits increased for the three months ended June 30, 2014 due to growth in average deposit balances as well as increases in the average cost of deposits. The average rate we paid on deposits increased during the three months ended June 30, 2014, as certificates of deposit represented a larger percentage of our deposits and bear interest at a higher rate than other deposits.

Net Interest Income. Net interest income increased for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due to growth in the Company’s loan portfolio. This increase due to loan portfolio growth was partially offset by a decrease in our interest rate spread to 3.20% from 3.46%, as well as a 26 basis point decrease in our net interest margin to 3.30% from 3.56%.

Provision for Loan Losses. We recorded a provision for loan losses of $59,000 for the three months ended June 30, 2014, compared to $100,000 for the same period in 2013. The decrease in the provision for loan losses was primarily attributable to the sale during the second quarter of 2014 of the Bank’s largest nonperforming asset.

Summary of Noninterest Income

	Three Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Service charges	$227	$261	$(34)	(13.03)%
Gain on sale of securities available for sale	87	14	73	521.43
Gain on sale of mortgage loans	316	399	(83)	(20.80)
Mortgage warehouse fees	65	114	(49)	(42.98)
Increase in cash surrender of bank owned life insurance	56	60	(4)	(6.67)
Other	63	94	(31)	(32.98)

Total noninterest income	$814	$942	$(128)	(13.59)%

Noninterest Income. Noninterest income decreased primarily due to lower gains on sale of mortgage loans, lower service charges and lower mortgage warehouse fees in the three months ended June 30, 2014, as compared to the same period in 2013. The decline in gains on sale of mortgage loans and on mortgage warehouse fees was the result of lower production in the three months ended June 30, 2014 when compared to the same period in 2013. Other noninterest income decreased due to a gain on sale of OREO recognized in 2013, but not repeated in 2014, lower income from OREO rental and decreased investment sales income.

Summary of Noninterest Expense

	Three Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$1,567	$1,590	$(23)	(1.45)%
Occupancy costs	277	233	44	18.88
Equipment expense	22	33	(11)	(33.33)
Data processing expense	155	168	(13)	(7.74)
ATM expense	103	93	10	10.75
Professional and outside services	792	389	403	103.60
Stationary and supplies	11	17	(6)	(35.29)
Marketing	41	54	(13)	(24.07)
FDIC insurance assessments	56	60	(4)	(6.67)
Provision for losses on other real estate owned	—	43	(43)	(100.00)
Operations from other real estate owned	5	37	(32)	(86.49)
Other expense	127	164	(37)	(22.56)

Total noninterest expense	$3,156	$2,881	$275	9.55%

Noninterest Expense. Noninterest expense increased due to merger-related professional and outside services that are not tax deductible, increased occupancy costs and increased ATM expense. The increase in occupancy expense was related to costs associated with additional technology to increase communication capacity. This increase was partially offset by declines in all remaining noninterest expense categories. The decrease in compensation and benefits expense was a result of lower mortgage commission expense and lower bonus expense. These decreases were partially offset by higher salary levels and share-based compensation expense as well as increased costs associated with the addition of personnel in the Bank’s commercial lending and mortgage warehouse lending departments.

Income Tax Expense. We recorded $207,000 of income tax expense for the three months ended June 30, 2014, compared to $140,000 of income tax expense for the same period in 2013. Our effective tax rate was 143.8% for the three months ended June 30, 2014, compared to 31.5% for the three months ended June 30, 2013. The differences between the statutory rate of 34.0% and the effective tax rates were primarily attributable to permanent differences related to nondeductible professional and outside services incurred in connection with the pending merger, tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

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

	Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$234,096	$2,726	4.66%	$226,146	$2,759	4.88%
Securities - taxable	19,434	45	0.93	11,835	7	0.24
Securities - nontaxable	10,326	76	2.94	2,770	20	2.89
Other interest-earning assets	43,770	66	0.60	37,830	44	0.47
FHLB of Dallas stock	1,114	1	0.36	714	1	0.56

Total interest-earning assets	308,740	2,914	3.78	279,295	2,831	4.05
Noninterest-earning assets	15,364			17,126

Total assets	$324,104			$296,421

Interest-bearing liabilities:
Savings deposits	$38,040	5	0.05	$39,126	5	0.05
Money market	41,475	17	0.16	36,278	17	0.19
Demand deposit accounts	56,900	14	0.10	60,446	20	0.13
Certificates of deposit	98,186	287	1.17	92,241	264	1.14

Total deposits	234,601	323	0.55	228,091	306	0.54
Borrowings	21,973	46	0.84	7,338	42	2.29

Total interest-bearing liabilities	256,574	369	0.58	235,429	348	0.59
Noninterest-bearing liabilities	34,140			27,380

Total liabilities	290,714			262,809
Equity	33,390			33,612

Total liabilities and equity	$324,104			$296,421

Net interest income		$2,545			$2,483

Net interest rate spread (2)			3.20%			3.46%
Net interest-earning assets (3)	$52,166			$43,866

Net interest margin (4)			3.30%			3.56%
Average of interest-earning assets to interest-bearing liabilities			120.33%			118.63%

(1)	Yields and rates for the three months ended June 30, 2014 and 2013 are annualized.
(2)	Net interest-rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General. We recorded $33,000 of net income for the six months ended June 30, 2014, compared to $689,000 of net income for the same period in 2013. Net interest income was $4.9 million for the six months ended June 30, 2014, decreasing $58,000 as compared to the same period in 2013. The provision for loan losses increased $23,000, noninterest income decreased $643,000, noninterest expense increased $11,000 and income tax expense decreased $79,000 for the six months ended June 30, 2014, in each case as compared to the same period in 2013.

Summary of Net Interest Income

	Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Interest income:
Interest and fees on loans	$5,279	$5,496	$(217)	(3.95)%
Securities - taxable	83	(1)	84	—
Securities - nontaxable	150	38	112	294.74
Other interest - earning assets	135	88	47	53.41

Total interest income	5,647	5,621	26	0.46

Interest expense:
Savings deposits	9	10	(1)	(10.00)
Money market	34	34	—	—
Demand deposit accounts	28	38	(10)	(26.32)
Certificates of deposit	588	497	91	18.31

Total deposits	659	579	80	13.82
Borrowings	90	86	4	4.65

Total interest expense	749	665	84	12.63

Net interest income	$4,898	$4,956	$(58)	(1.17)%

Summary of Average Yields, Average Rates and Average Balances

Average Yields and Rates

	Six Months Ended June 30,
	2014	2013	Increase/ (Decrease) in basis points
Loans	4.66%	4.83%	(0.17)
Securities - taxable	0.85	(0.02)	0.87
Securities - nontaxable	2.97	2.89	0.08
Other interest - earning assets including FHLB Stock	0.58	0.50	0.08
Total interest-earning assets	3.73	4.04	(0.31)
Savings deposits	0.05	0.05	—
Money market	0.17	0.18	(0.01)
Demand deposit accounts	0.10	0.13	(0.03)
Certificates of deposits	1.18	1.13	0.05
Total deposits	0.56	0.52	0.04
Borrowings	1.05	1.26	(0.21)
Total interest-bearing liabilities	0.60	0.57	0.03
Net interest rate spread	3.13	3.47	(0.34)
Net interest margin	3.24	3.56	(0.32)

Average Balances

	Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Loans	$226,397	$227,596	$(1,199)	(0.53)%
Securities - taxable	19,508	12,459	7,049	56.58
Securities - nontaxable	10,118	2,634	7,484	284.13
Other interest earning assets	46,636	35,512	11,124	31.32

Total interest earning assets	302,659	278,201	24,458	8.79

Savings deposits	37,490	38,100	(610)	(1.60)
Money market deposits	40,612	37,135	3,477	9.36
Demand deposit accounts	56,764	58,442	(1,678)	(2.87)
Certificates of deposit	99,596	87,897	11,699	13.31

Total deposits	234,462	221,574	12,888	5.82
Borrowings	17,162	13,648	3,514	25.75

Total interest bearing liabilities	251,624	235,222	16,402	6.97

Net interest-earning assets	$51,035	$42,979	$8,056	18.75

Interest Income. Interest and fees on loans decreased for the six months ended June 30, 2014 due to lower loan balances and lower average yields on the Bank’s loan portfolio.

Interest income on taxable and nontaxable securities increased for the six months ended June 30, 2014 due to higher levels of investment in securities and lower amortization at June 30, 2014 when compared to June 30, 2013.

Interest Expense. Interest expense on deposits increased for the six months ended June 30, 2014 due to growth in average deposit balances as well as increases in the average cost of deposits. The average rate we paid on deposits increased during the six months ended June 30, 2014, as certificates of deposit represented a larger percentage of our deposits.

Net Interest Income. Net interest income decreased for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to a decrease in our interest rate spread to 3.13% from 3.47%, as well as a 32 basis point decrease in our net interest margin to 3.24% from 3.56%.

Provision for Loan Losses. We recorded a provision for loan losses of $198,000 for the six months ended June 30, 2014, compared to $175,000 for the same period in 2013. The increase in the provision for loan losses was primarily attributable to growth in commercial business and commercial real estate loans, partially offset by the sale during the second quarter of 2014 of the Bank’s largest nonperforming asset.

Summary of Noninterest Income

	Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Noninterest income:
Service charges	$463	$542	$(79)	(14.58)%
Gain on sale of securities available for sale	87	14	73	521.43
Gain on sale of mortgage loans	469	975	(506)	(51.90)
Mortgage warehouse fees	119	196	(77)	(39.29)
Increase in cash surrender of bank owned life insurance	113	123	(10)	(8.13)
Other	90	134	(44)	(32.84)

Total noninterest income	$1,341	$1,984	$(643)	(32.41)%

Noninterest Income. Noninterest income decreased primarily due to lower gains on sale of mortgage loans, lower service charges and lower mortgage warehouse fees in the six months ended June 30, 2014, as compared to the same period in 2013. The decline in gains on sale of mortgage loans and on mortgage warehouse fees was the result of lower production in the six months ended June 30, 2014 when compared to the same period in 2013. Lower service charges were the result of a fee received in the six months ended June 30, 2013, related to the early payoff of a commercial loan, which was not repeated in 2014, as well as a decrease in fees received for wire transfers. Noninterest income was also negatively affected by loss on the sale of OREO recognized in 2014, as well as gain on the sale of and operating income received from OREO, recognized in the second quarter of 2013 and not repeated in the second quarter of 2014, due to the disposal of foreclosed properties.

Summary of Noninterest Expense

	Six Months Ended June 30,
	2014	2013	Increase/ (Decrease)	% Change
	(Dollars in thousands)
Noninterest expense:
Compensation and benefits	$3,113	$3,303	$(190)	(5.75)%
Occupancy costs	538	481	57	11.85
Equipment expense	51	69	(18)	(26.09)
Data processing expense	312	337	(25)	(7.42)
ATM expense	194	199	(5)	(2.51)
Professional and outside services	1,061	685	376	54.89
Stationary and supplies	22	41	(19)	(46.34)
Marketing	71	108	(37)	(34.26)
FDIC insurance assessments	108	122	(14)	(11.48)
Provision for losses on other real estate owned	—	43	(43)	(100.00)
Operations from other real estate owned	14	49	(35)	(71.43)
Other expense	282	318	(36)	(11.32)

Total noninterest expense	$5,766	$5,755	$11	0.19%

Noninterest Expense. Noninterest expense increased due to merger-related in professional and outside services that are not tax deductible and increased occupancy costs. The increase in occupancy expense was related to costs associated with additional technology to increase communication capacity made during 2014 and a credit received for technology upgrades in 2013 and not repeated in 2014. The increases in professional and outside services and occupancy costs were partially offset by declines in all remaining noninterest expense categories. Compensation and benefits expense declined as a result of lower mortgage commission expense and lower bonus expense. These decreases were partially offset by higher salary levels and share-based compensation expense as well as increased costs associated with the addition of personnel in the Bank’s commercial lending and mortgage warehouse lending departments.

Income Tax Expense. We recorded $242,000 of income tax expense for the six months ended June 30, 2014, compared to $321,000 of income tax expense for the same period in 2013. Our effective tax rate was 88.0% for the six months ended June 30, 2014, compared to 31.8% for the six months ended June 30, 2013. The differences between the statutory rate of 34.0% and the effective tax rates were primarily attributable to permanent differences related to nondeductible professional and outside services incurred in connection with the pending merger, tax exempt income consisting of interest on municipal obligations and bank-owned life insurance income.

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

	Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate (1)	Average Outstanding Balance	Interest	Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$226,397	$5,279	4.66%	$227,596	$5,496	4.83%
Securities - taxable	19,508	83	0.85	12,459	(1)	(0.02)
Securities - nontaxable	10,118	150	2.97	2,634	38	2.89
Other interest-earning assets	45,674	133	0.58	34,514	86	0.50
FHLB of Dallas stock	962	2	0.42	998	2	0.40

Total interest-earning assets	302,659	5,647	3.73	278,201	5,621	4.04
Noninterest-earning assets	15,310			17,324

Total assets	$317,969			$295,525

Interest-bearing liabilities:
Savings deposits	$37,490	9	0.05	$38,100	10	0.05
Money market	40,612	34	0.17	37,135	34	0.18
Demand deposit accounts	56,764	28	0.10	58,442	38	0.13
Certificates of deposit	99,596	588	1.18	87,897	497	1.13

Total deposits	234,462	659	0.56	221,574	579	0.52
Borrowings	17,162	90	1.05	13,648	86	1.26

Total interest-bearing liabilities	251,624	749	0.60	235,222	665	0.57
Noninterest-bearing liabilities	32,991			26,895

Total liabilities	284,615			262,117
Equity	33,354			33,408

Total liabilities and equity	$317,969			$295,525

Net interest income		$4,898			$4,956

Net interest rate spread (2)			3.13%			3.47%
Net interest-earning assets (3)	$51,035			$42,979

Net interest margin (4)			3.24%			3.56%
Average of interest-earning assets to interest-bearing liabilities			120.28%			118.27%

(1)	Yields and rates for the six months ended June 30, 2014 and 2013 are annualized.
(2)	Net interest-rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan sales and repayments, advances from the FHLB and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. For the six months ended June 30, 2014 and 2013, our liquidity ratio averaged 23.4% and 15.7%, respectively. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014 and for the next 12 months.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are affected by our operating, financing and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $36.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $27.8 million at June 30, 2014.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows in our unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this Quarterly Report.

At June 30, 2014, we had $62.6 million in loan commitments outstanding, including $54.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2014 totaled $47.2 million, or 17.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including asset sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, that based on past experience, a significant portion of such deposits will remain with us. We also have the ability to attract and retain deposits by increasing the interest rates offered.

Our primary investing activity is originating loans. During the six months ended June 30, 2014 and 2013, we had total loans originated of $102.6 million and $76.1 million, including mortgage warehouse loans and loans held for sale, respectively. We also purchased $2.1 million and $2.5 million of securities during the six months ended June 30, 2014 and 2013, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We had a net increase of $7.7 million in total deposits for the six months ended June 30, 2014, compared to a net increase of $27.9 million in total deposits for the six months ended June 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. We have entered into borrowing agreements with the FHLB, which provide us with an additional source of funds to the extent that we require funds beyond what we generate through operations. FHLB advances increased $20.0 million to $27.4 million at June 30, 2014. Federal funds purchased increased $2.8 million to $2.8 million at June 30, 2014. Historically, advances from the FHLB have been used primarily to fund loan demand. At June 30, 2014, we had the ability to borrow up to $104.5 million from the FHLB.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, the Bank was in compliance with all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Note 9 — Regulatory Matters” of the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

On August 5, 2013, our board of directors approved the Repurchase Program pursuant to which we are authorized to repurchase up to 5% of our then issued and outstanding shares of common stock, or approximately 81,937 shares of common stock. In connection with the Repurchase Program, during the six months ended June 30, 2014 the Bank paid two dividends totaling $650,000 to SP Bancorp. During 2013, we repurchased and retired 70,800 shares of our common stock and during the first six months of 2014 we repurchased and retired the remaining 11,137 shares of our common stock authorized to be repurchased under the Repurchase Program, thus completing the Repurchase Program.

Classified Loans

At June 30, 2014 we had 13 loans that were not currently classified as nonaccrual, 90 days past due or troubled debt restructurings, but where known information about possible credit problems of borrowers caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in disclosure as nonaccrual, 90 days past due or troubled debt restructurings, compared to 11 such loans at December 31, 2013. At June 30, 2014, 10 of these loans, with an aggregate balance of $0.7 million, were collateralized by one- to four-family residential mortgage and two loans, with an aggregate balance of $1.1 million, were collateralized by commercial business assets. There was also one home equity line of credit totaling less than $41,000. At December 31, 2013 nine of these loans, with an aggregate balance of $0.7 million were collateralized by one- to four-family residential mortgages of borrowers who had, on occasion, been late with scheduled payments. One of these loans was a commercial loan totaling $0.1 million that had occasionally been past due and there is one home equity line of credit totaling less than $50,000.

Troubled Debt Restructurings

Troubled debt restructurings are defined to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable to the creditor than current market rates and terms. To maximize our cash flows, we periodically modify loans to extend the term or make other concessions to help a borrower stay current on its loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At June 30, 2014, we had $1.3 million of troubled debt restructurings comprised of one consumer loan totaling $3,900 and three one- to four-family residential mortgage loans totaling $1.3 million. Of this $1.3 million in troubled debt restructurings at June 30, 2014, one loan totaling $0.7 million was past due over 60 days. At December 31, 2013, we had $1.5 million of troubled debt restructurings comprised of four residential loans totaling $1.5 million and two consumer loans totaling $7,000. Of this $1.5 million in troubled debt restructurings at December 31, 2013, one loan totaling $0.2 million was past due over 90 days and was foreclosed on in January 2014, and one loan totaling $0.8 million was past due between 30-89 days.

Nonperforming Assets

Nonperforming Loans. At June 30, 2014 and December 31, 2013, our nonaccrual loans totaled $2.3 and $3.1 million, respectively. At June 30, 2014, nonaccrual loans consisted of nine one- to four-family loans totaling $2.2 million with $112,000 in allocated allowances, two home equity loans totaling $45,000 with $20,000 in allocated reserves and two consumer loans totaling $4,000 with $3,000 in allocated allowances. At December 31, 2013, nonaccrual loans consisted of nine one- to four-family residential mortgage loans totaling $2.0 million with $112,000 in allocated allowances, three consumer loans totaling $7,600 with $3,000 in allocated allowances and one commercial loan totaling $1.2 million with $434,000 in allocated allowances.

For the six months ended June 30, 2014, gross interest income that would have been recorded had our nonaccrual loans been current in accordance with their original terms was $78,000. There was $11,000 interest income recognized on such loans for the six months ended June 30, 2014.

OREO and Other Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as OREO. When property is acquired it is recorded at its fair value less the cost to sell at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. In addition, we periodically repossess certain collateral, including automobiles and other titled vehicles, called repossessed assets. At June 30, 2014 and December 31, 2013, we had $178,000 and $81,000, respectively, in OREO and other repossessed assets consisting of one and three, respectively, one- to four-family residential properties. The increase OREO reflects a foreclosure on a one- to four-family residential property in Ohio and the sale of two previously foreclosed one- to four-family properties in Texas. The one- to four-family property in Ohio was sold during July 2014 and the Bank recognized no additional loss.

Classification of Assets

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2014, we had $293,000 of assets designated as special mention. As of December 31, 2013, we had $339,000 of assets designated as special mention.

When we classify assets as either substandard, nonaccrual or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as doubtful, we charge the asset off. For other classified assets, we provide an allocated allowance for that portion of the asset that is considered uncollectible. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our principal regulator, the Department, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at June 30, 2014, substandard assets consisted of loans of $4.0 million, with an allocated reserve of $134,000 and OREO of $178,000. There were no doubtful or loss assets at June 30, 2014. On the basis of our review of our assets at December 31, 2013, substandard assets consisted of loans of $4.4 million, with an allocated reserve of $571,000 and OREO of $81,000. There were no doubtful or loss assets at December 31, 2013.

As of June 30, 2014, our largest substandard nonaccrual asset was a $742,000 one- to four-family loan that was 61 days past due.

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

The allowance for loan losses decreased $159,000, or 7.7%, to $1.9 million at June 30, 2014 from $2.1 million at December 31, 2013. In addition, the allowance for loan losses to total loans, including loans held for sale, decreased to 0.75% at June 30, 2014 as compared to 0.93% at December 31, 2013. The allowance for loan losses as a percentage of nonperforming loans increased to 84.03% at June 30, 2014 from 65.83% at December 31, 2013. The decline in the allowance for loan losses was due to the sale in the second quarter of 2014 of the Bank’s largest nonperforming asset and the reversal of that previously recorded allowance, partially offset by loan growth in commercial business loans and commercial real estate loans.

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

There were no changes in our nonaccrual policy during the six months ended June 30, 2014 or 2013. The accrual of interest on loans is discontinued at the time future payments are not reasonably assured or any such loan becomes 90 days delinquent, unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended), as of June 30, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

During the six months ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Litigation

Two putative class action lawsuits have been filed in Maryland, Gary W. Stisser v. SP Bancorp, Inc., et al., in the Circuit Court for Baltimore City, Case No. 24C14003610 (the “Stisser Suit”) and Fundamental Partners v. Jeffrey L. Weaver, et. al., in the Circuit Court for Baltimore City, Case No. 24C14003651 (the “Fundamental Partners Suit”). Both lawsuits name as defendants SP Bancorp, the members of our board of directors, Merger Sub and Green.

The Fundamental Partners Suit alleges that the per share merger consideration is inadequate, and that the members of our board of directors were operating under a conflict of interest because of the benefits to be received by them from the merger, resulting in a breach of their fiduciary duties of good faith, loyalty, fair dealing and due care to our stockholders. The Fundamental Partners Suit also alleges that we and our board of directors breached a fiduciary duty by not disclosing certain allegedly material facts in the initial preliminary proxy statement on subjects which include alleged conflicts of interest, our financial projections, additional information about actions of the strategic review committee (formed for the purpose of overseeing the strategic review process, including the evaluation and negotiation of a potential strategic transaction), and additional information about the analysis performed by our financial advisor, Mercer Capital Management Inc. (“Mercer Capital”). Finally, the Fundamental Partners Suit alleges that Green aided and abetted the breach of fiduciary duty. The relief sought includes class certification, a declaration that there has been a breach of fiduciary duty, damages, and interest and fees, including attorney’s fees.

The Stisser Suit alleges a breach of fiduciary duty by the failure to disclose material facts in the initial preliminary proxy statement on subjects which include our financial projections, the process leading to the proposed transaction, potential conflicts of interest, and additional information about the analysis performed by Mercer Capital. The Stisser Suit also alleges that Green aided and abetted the breach of fiduciary duty. The relief sought includes class certification, an injunction against the merger until all alleged breaches have been cured, damages if the merger has been completed prior to the entry of final judgment, costs and attorney’s fees.

The plaintiffs have filed a motion to consolidate the two cases. A demand for jury trial has been made in each case, and a motion for preliminary injunction to enjoin the merger pending a trial of the case and requesting expedited discovery has been filed in each case. We believe that the claims in these lawsuits are without merit and intend to vigorously defend ourselves against them. However, there can be no assurance as to the outcome of these lawsuits.

ITEM 1A. RISK FACTORS

In connection with our pending merger, the Company is supplementing the risk factors previously disclosed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K as follows:

Risks Related to Our Pending Merger with Green

The merger consideration is subject to downward adjustment in certain circumstances.

Pursuant to the Merger Agreement, at the effective time of the merger, each outstanding share of our common stock will be converted into the right to receive a cash payment equal to the per share merger consideration of $29.55 (without giving effect to any potential adjustments), which is equal to the adjusted aggregate merger consideration of $46.2 million (subject to downward adjustment in certain circumstances) divided by 1,563,263 shares of our common stock (excluding unvested shares of restricted common stock) outstanding as of the date of the Merger Agreement. However, the merger consideration is subject to downward adjustment on a dollar for dollar basis to the extent that our consolidated tangible stockholders’ equity at the month-end prior to the closing of the merger, or, if the merger is expected to close in the first ten days of a month, as of the earlier preceding month-end (subject to adjustment for certain transaction-related expenses and other amounts) is less than $29.5 million. Accordingly, the amount of cash that our stockholders receive upon completion of the merger may be less than they estimated when voting on the proposal to approve and adopt the Merger Agreement and the transactions contemplated thereby at the special meeting of stockholders held for such purpose.

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

Pending litigation could result in an injunction preventing completion of the merger or a judgment resulting in the payment of damages.

In connection with the merger, purported stockholders of the Company have filed putative stockholder class action lawsuits against the Company, the members of our board of directors, Merger Sub and Green. Among other remedies, the plaintiffs seek to enjoin the merger. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to us, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against us, Green and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect our business, financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of May 5, 2014, among SP Bancorp, Inc., Green Bancorp, Inc. and Searchlight Merger Sub Corp. (1)

3.1	Articles of Incorporation of SP Bancorp, Inc. (2)

3.2	Bylaws of SP Bancorp, Inc. (3)

10.1	SharePlus Bank 2014 Short-term Incentive Plan (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on May 9, 2014, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Registration Statement on Form S-1, File No. 333-167967, filed with the SEC on July 2, 2010, and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.2 to the Registration Statement on Form S-1, File No. 333-167967, filed with the SEC on July 2, 2010, and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.9 to Amendment No. 1 to the Annual Report on Form 10K/A, filed with the SEC on April 30, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP BANCORP, INC.

Date: August 12, 2014	/s/ Jeffrey Weaver
Jeffrey Weaver
President and Chief Executive Officer

Date: August 12, 2014	/s/ Suzanne C. Salls
Suzanne C. Salls
Executive Vice President and Chief Financial Officer